Form 10-K
period 2009-12-31
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2010-03-30
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-34537 (Registrant)

iShares® Diversified Alternatives Trust

(Exact name of registrant as specified in its charter)

Delaware	26-4632352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o BlackRock Asset Management International Inc.

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 670-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares (Units of Beneficial Interest)	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of February 26, 2010, the registrant had 600,000 shares outstanding. The aggregate market value of shares held by non-affiliates was approximately $29,550,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

Part I

Item 1. Business.

Summary

The iShares® Diversified Alternatives Trust, or the Trust, is a Delaware statutory trust formed on July 30, 2009. The Trust issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as commodities, currencies, interest rates or certain eligible stock and/or bond indices. Investments for the Trust’s portfolio are selected by BlackRock Fund Advisors (the “Advisor”), following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the “Sponsor” of the Trust. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commissions, or "CFTC," and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Advisor serves as the commodity trading advisor of the Trust and is registered under the CEA. The Trust has delegated some of the administration of the Trust to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust.

The Trust offers Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 100,000 Shares called Baskets. These transactions take place only with certain broker-dealers with whom the Trust has entered into written arrangements regarding the issuance and redemption of Shares (we refer to these broker-dealers as Authorized Participants), in each case in exchange for a consideration per Share equal to the net asset value per Share announced by the Trust on the first Business Day after the purchase or redemption order is received by the Trust. A “Business Day” is defined as any day other than: (a) a Saturday or a Sunday; or (b) a day on which NYSE Arca is closed for regular trading. Only institutions that enter into an agreement with the Trust to become Authorized Participants may purchase or redeem Baskets. The Trust has delegated the processing of creation and redemption orders of Baskets to SEI Investments Distribution Co. (the “Processing Agent”).

The activities of the Trust are limited to:

(1)	issuing Baskets in exchange for cash

(2)	paying out of Trust assets any Trust expenses and liabilities not assumed by the Sponsor,

(3)	delivering proceeds consisting of cash in exchange for Baskets surrendered for redemption,

(4)	depositing any required margin in the form of cash or other eligible assets with domestic futures commission merchants, foreign futures brokers or other financial intermediaries or dealers, and

(5)	investing its cash, at the direction of the Advisor, in a portfolio of foreign currency forward contracts and exchange-traded futures contracts that may involve commodities, currencies, interest rates and certain eligible stock or bond indices.

The Trust is a passive investor in the cash or U.S. Treasury securities and other short-term securities (“Short-Term Securities”) posted as margin to collateralize the portfolio of futures and/or forward contracts, cash and other investments held by the Trust (the “Portfolio”). The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the value of Short-Term Securities posted as margin.

The Sponsor maintains an Internet website at www.ishares.com, through which monthly account statements and the registrants’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective of the Trust

The investment objective of the Trust is to maximize absolute returns from its investments in certain futures and/or forward contracts selected by the Advisor following strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more commodities, currencies, interest rates or certain eligible stock and/or bond indices, and seek to reduce the risks and volatility inherent in these investments by taking long and short positions in historically correlated assets. The Trust also expects to earn interest on the assets used to collateralize its trading positions. The return on assets in the Trust, if any, is not intended to track the performance of any index or other benchmark.

Secondary Market Trading

While it is anticipated that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV (as defined below). The NAV will fluctuate with changes in the market value of the Portfolio. The trading price of the Shares will fluctuate in accordance with changes in their NAV, intraday changes in the value of the Portfolio, market supply and demand and other factors. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, on which the Shares trade, and the principal markets on which the futures and forward contracts in the Portfolio trade. For example, while the Shares trade on NYSE Arca until 4:00 P.M., New York City time, liquidity in the markets for the derivative instruments or the assets underlying the instruments held by the Trust may be reduced after the close of the principal markets for these instruments or underlying assets. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during this “gap” in market trading hours.

Computation of Trust’s Net Asset Value

On each Business Day, as soon as practicable after the close of regular trading of the Shares on NYSE Arca (normally 4:00 P.M., New York City time), the Trustee determines the net asset value of the Trust, the NAV and the Basket Amount as of that date. The NAV is the net asset value of the Trust divided by the number of outstanding Shares. The Basket Amount is the NAV multiplied by the number of Shares comprising a Basket.

Net asset value of the Trust means the total assets of the Trust including all cash and cash equivalents or other debt securities less total liabilities of the Trust, each determined on the basis of generally accepted accounting principles in the United States of America, consistently applied under the accrual method of accounting. In particular, net asset value of the Trust includes any unrealized profit or loss on open forward contracts and futures contracts, and any other credit or debit accruing to the Trust but unpaid or not received by the Trust.

On each day on which the Trustee must determine the net asset value of the Trust and the NAV, the Trust Administrator must value all futures and forward trading positions and other Short-Term Securities and non-cash assets in the Portfolio and communicate such valuation to the Trustee for use by the Trustee in the determination of the Trust’s net asset value.

The current market value of all open futures contracts, whether traded on a United States exchange or a non-United States exchange, is determined by the Trust Administrator based upon the settlement price for that particular futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a futures contract could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules, procedures or actions of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated may be the basis for determining the market value of the position for that day.

The current market value of all open forward contracts is based upon the prices determined by the Trust Administrator utilizing data from an internationally recognized valuation service for those types of assets.

The Trustee may in its discretion (and, under extraordinary circumstances, will) value any asset of the Trust pursuant to other principles that it deems fair and equitable so long as those principles are consistent with industry standards. In this context, “extraordinary circumstances” include, for example, periods during which a valuation price for a forward contract or a settlement price of a futures contract is not available due to events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance or due to a trading or other restriction imposed by a relevant futures exchange.

On each Business Day, the Trustee subtracts the Trust’s accrued fees (other than fees computed by reference to the value of the Trust or its assets), expenses and other liabilities on that day from the value of the Trust’s assets as of the close of trading on that day. The difference is the Trust’s “Adjusted Net Asset Value.” Fees computed by reference to the value of the Trust or its assets are calculated based on the Adjusted Net Asset Value. The Trustee subtracts the fees of the Trust calculated on an Adjusted Net Asset Value basis to determine the Trust’s net asset value.

The Trust Administrator may be replaced if, in the judgment of the Trustee, it ceases to provide regular or accurate valuations.

The NAV for each Business Day is distributed through major market data vendors and published on line at www.ishares.com, or any successor thereto. The Trust updates the NAV as soon as practicable after each subsequent NAV is calculated.

You should note that while the NAV is updated on each Business Day, the NAV is calculated by reference to assets that trade on futures exchanges or other markets, including in foreign jurisdictions. Accordingly, the NAV may not always reflect the same-day valuation of assets that trade on markets in non-U.S. jurisdictions if one or more of those jurisdictions are not open for business on any given Business Day.

Trust Expenses

The Sponsor is obligated under the Trust Agreement to pay the following administrative, operational and marketing expenses:

(1)	the fees of the Trustee, the Delaware Trustee, the Trust Administrator and the Processing Agent,

(2)	NYSE Arca listing fees,

(3)	printing and mailing costs,

(4)	audit fees,

(5)	fees for registration of the Shares with the SEC,

(6)	tax reporting costs, and

(7)	legal expenses up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses.

The Sponsor and the Trustee can amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the Trust Agreement.

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets. The following expenses are also paid out of the assets of the Trust:

•

The Sponsor’s Fee, which is an allocation to be paid by the Trust to the Sponsor monthly in arrears that accrues daily at an annualized rate equal to 0.95% of the adjusted net asset value of the Trust;

•	any expenses of the Trust that are not assumed by the Sponsor;

•	any taxes and other governmental charges that may fall on the Trust or its property;

•

any expenses of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expenses of any action taken by the Trustee or the Sponsor to protect the Trust or the rights and interests of holders of the Shares; and

•	any indemnification of the Sponsor or the Advisor.

The Trustee is also entitled to charge the Trust for all expenses and disbursements incurred by the Trustee, with the consent of the Sponsor, in connection with actions it deems necessary or desirable to protect the Trust or the rights and interests of holders of the Shares, including fees and disbursements of its legal counsel; provided that the Trustee is not entitled to charge the Trust for (1) expenses and disbursements by it prior to the commencement of the trading of Shares on NYSE Arca and (2) fees of agents for performing services that the Trustee is required to perform under the Trust Agreement.

The Trustee, at the direction of the Sponsor, may liquidate the Trust’s property from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. The Trustee is not responsible for any depreciation or loss incurred by reason of the liquidation of Trust property made in compliance with the Trust Agreement.

Creation of Baskets

The Trust offers Baskets on a continuous basis to Authorized Participants. To order the issuance of a new Basket, an Authorized Participant must submit a purchase order to the Processing Agent prior to 4:00 p.m. (New York time) on a Business Day which does not immediately precede two or more days on which there is no scheduled exchange trading session for one or more of the futures contracts purchased or sold, or that may be purchased or sold, by the Trust on such day (such Business Day, an “Eligible Business Day”). Purchase orders received after 4:00 p.m. (New York time) on an Eligible Business Day, or on a day that is not an Eligible

Business Day will be treated as received on the next following Eligible Business Day. A purchase order received on an Eligible Business Day that immediately precedes a day on which there is no scheduled exchange trading session for one or more of the futures contracts purchased or sold, or that may be purchased or sold, by the Trust on such day is referred to as a “Special Purchase Order.”

After submitting a purchase order on an Eligible Business Day, the purchasing Authorized Participant must deposit with the Settlement Agent, by 6:00 p.m. (New York time) on the same day, an amount equal to 105% (110% in the case of a Special Purchase Order) of the Basket Amount announced by the Trust on the immediately preceding Business Day (the “Deposit Amount”). If the Settlement Agent does not receive the deposit, the purchase order is automatically cancelled.

To receive the Shares comprising a new Basket, the purchasing Authorized Participant must pay to the Trust the sum of (i) the Basket Amount announced by the Trust on the first Business Day immediately following the day when the purchase order was received by the Processing Agent, as purchase price of such new Shares, plus (ii) a transaction fee of $800 per purchase order, plus (iii) in the case of a Special Purchase Order, any extraordinary losses, costs or expenses incurred in connection with the execution of trades related to such Special Purchase Order (such sum, the “Purchase Order Execution Price”).

If the Deposit Amount received from the purchasing Authorized Participant is equal to, or greater than, the Purchase Order Execution Price, the Trust issues the new Basket on the second Business Day (the third Business Day, in the case of a Special Purchase Order) following the day when the purchase order was received by the Processing Agent and returns to the purchasing Authorized Participant the excess (if any) of the Deposit Amount over the Purchase Order Execution Price (without any interest thereon). In all other cases, the Trust only issues the new Shares when the purchasing Authorized Participant has deposited with the Settlement Agent immediately available funds in an amount equal to the difference between (i) the Purchase Order Execution Price and (ii) the Deposit Amount.

Only Authorized Participants are able to transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant has no obligation to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee maintain a current list of Authorized Participants.

The Trust has the absolute right to reject any creation order, including, without limitation, (1) creation orders that the Trust determines are not in proper form, (2) creation orders that the Trust determines would have adverse tax or other consequences to the Trust or its shareholders, (3) creation orders the acceptance of which would, in the opinion of counsel to the Trust or the Sponsor, result in a violation of law, (4) creation orders in respect of which the Settlement Agent has not received the corresponding Deposit Amount by 5 p.m. on the date the creation order was received, or (5) during any period in which circumstances make transactions in, or settlement or delivery of, Shares or components of the Portfolio impossible or impractical. Neither the Trustee nor the Sponsor nor any of their agents will be liable to any person for the Trust’s rejection of a creation order.

Redemption of Baskets

The Trust redeems Baskets on a continuous basis from Authorized Participants. To redeem a Basket, an Authorized Participant must submit its redemption order to the Processing Agent prior to 4:00 p.m. (New York time) on a day that is an Eligible Business Day. Redemption orders received after 4:00 p.m. (New York time) on an Eligible Business Day, or on a day that is not an Eligible Business Day will be treated as received on the next following Eligible Business Day. A redemption order received on an Eligible Business Day that immediately precedes a day on which there is no scheduled exchange trading session for one or more of the futures contracts purchased or sold, or that may be purchased or sold, by the Trust on such day is referred to as a “Special Redemption Order”.

After submitting a redemption order on an Eligible Business Day, the redeeming Authorized Participant must, not later than 6:00 p.m. (New York time) on the same day, either:

(i) confirm in writing to the Settlement Agent that the Shares comprising the Baskets to be redeemed have been transferred by the redeeming Authorized Participant from its account at DTC to the Settlement Agent’s account at DTC, or

(ii) deposit with the Settlement Agent an amount per Basket to be redeemed equal to 105% (110% in the case of a Special Redemption Order) of the Basket Amount announced by the Trust on the immediately preceding Business Day (the “Deposit Amount”).

If such confirmation or deposit is not received, the redemption order is automatically cancelled.

The amount of cash that a redeeming Authorized Participant is entitled to receive from the Trust in exchange for a Basket surrendered to the Trust for redemption is an amount equal to (i) the Basket Amount announced by the Trust on the first Business Day immediately following the day when the redemption order was received by the Processing Agent, minus (ii) a transaction fee of $800 per redemption order, minus (iii) in the case of a Special Redemption Order, any extraordinary losses, costs or expenses incurred in connection with the execution of trades related to such Special Redemption Order (such amount, the “Redemption Order Execution Price”).

Once the redeeming Authorized Participant has transferred to the Settlement Agent’s account at DTC the total number of Shares comprising the Baskets to be redeemed, the Trust will credit the redeeming Authorized Participant’s account at DTC with an amount equal to the sum of (i) the Redemption Order Execution Price and (ii) the Deposit Amount (if any) deposited by the redeeming Authorized Participant; the payment to the redeeming Authorized Participant will take place not earlier than on the second Business Day (the third Business Day, in the case of a Special Redemption Order), and (in the discretion of the Trust) not later than the fourth Business Day, following the date when the redemption order was received by the Processing Agent.

The Trust has the absolute right to reject any redemption order, including, without limitation, (1) redemption orders that the Trust has determined are not in proper form, (2) redemption orders the acceptance of which would, in the opinion of counsel to the Trust or the Sponsor, result in a violation of law, or (3) during any period in which circumstances make transactions in, or settlement or delivery of, Shares or components of the Portfolio impossible or impractical. Neither the Trustee nor the Sponsor nor any of their agents will be liable to any person for the Trust’s rejection of a redemption order.

Custody of Certain Trust Assets

The creation and redemption of Baskets is effected through cash transactions, which involve contemporaneous transfers. To the extent the Trust has property that requires a custodian, the Trustee will appoint an agent qualified to maintain the property of the Trust.

The Trust has entered into a futures customer account agreement with a futures commission merchant (the “Clearing FCM”) that provides for the execution and clearing of transactions in futures, payment of commissions, custody of assets and other standard provisions. Barclays Capital Inc. is the Clearing FCM of the Trust. The Trust may employ other futures commission merchants or foreign brokers for the execution of futures transactions.

Item 1A. Risk Factors.

Risks Relating to Regulatory Requirements

Changes to the regulatory regime applicable to futures contracts may have an adverse effect on the ability of the Trust to pursue its strategies and, therefore, result in a decreasing value of the Shares.

The U.S. futures markets are subject to comprehensive regulation, not only by the CFTC but also by self regulatory organizations, including the National Futures Association (the “NFA”) and the exchanges on which the futures contracts are traded. As with any regulated activity, changes in the regulations may have unexpected results. For example, changes in the amount or quality of the collateral that traders in futures contracts are required to provide to secure their open positions, or in the limits on the number or size of positions that a trader may have open at a given time, may adversely affect the ability of the Trust to enter into certain transactions that could otherwise present lucrative opportunities.

Recently, U.S. legislators have introduced a number of bills in the U.S. Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing speculative position limits applicable to regulated futures and over-the-counter derivatives positions; providing the CFTC authority to establish certain positions limits; imposing aggregate speculative position limits across regulated U.S. futures, over-the-counter positions and certain futures contracts on non-U.S. exchanges; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Trust. If adopted, certain of these measures could increase the costs of the Trust, could result in significant direct limitations on the maximum permitted size of the Trust’s futures positions and therefore on the size of the Trust or the number or type of strategies available to the Trust; and could also affect liquidity in the market for the Shares and the correlation between the price of the Shares and the net asset value of the Trust. In the event the U.S. Congress passes any of these proposed measures, or other adverse measures, the value of your Shares would be adversely affected.

Similarly, non-U.S. futures exchanges may also be subject to regulation by foreign governments and self regulatory organizations, which may impose further limitations on the Trust’s trading activities and adversely affect the ability of the Trust to pursue its strategies, which may result in a decrease in the value of the Shares.

Regulatory and exchange position limits may restrict the creation of Baskets and the operation of the Trust.

Many U.S. commodities exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Once the daily limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting the Trust to substantial losses.

In addition, the CFTC and the U.S. futures exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in derivatives traded on such exchanges. All accounts owned or managed by the commodity trading advisors, such as the Advisor, their principals and their affiliates are typically combined for position limit purposes. The Advisor may in the future reduce the size of positions that would otherwise be taken for the Trust or not trade in certain markets on behalf of the Trust in order to avoid exceeding such limits. Modification of trades that would otherwise be made by the Trust, if required, could adversely affect the Trust’s operations and profitability. A violation of position limits by the Advisor could lead to regulatory action resulting in mandatory liquidation of certain positions held by the Advisor on behalf of its accounts. There can be no assurance that the Advisor will liquidate positions held on behalf of all the Advisor’s accounts in proportionate manner. In the event the Advisor chooses to liquidate a disproportionate number of positions held on behalf of the Trust at unfavorable prices, the Trust may incur substantial losses.

The Trust may apply to the CFTC or to the relevant exchange, as appropriate, for relief from certain position limits. If the Trust applies and is unable to obtain such relief, the Trust’s ability to issue new Baskets, or the Trust’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities would cause the Trust to exceed applicable position limits. Limiting the size of the Trust may affect the correlation between the price of the Shares, as traded on the applicable U.S. commodities exchange, and the net asset value of the Trust. Accordingly, the inability to create additional Baskets or add to existing positions in the desired amount could result in Shares trading at a premium or discount to NAV. See “Risks Relating to the Trust and Investment in the Shares—The NAV may not always correspond to the market price and, as a result, Baskets may be created or redeemed at a value that differs from the market price of the Shares.” It is possible that in the future, the CFTC or other regulators may change the rules concerning position limits in a manner that is either detrimental or favorable to the Trust. If the changes are detrimental to the Trust, the Trust’s ability to issue new Baskets, or the Advisor’s ability to reinvest income in additional commodity futures contracts, may be limited to the extent these activities would cause the Advisor or the Trust to exceed the applicable position limits.

Changes in the margin requirements set by the relevant futures exchanges and over-the-counter market participants may limit the Trust’s ability to meet its investment objectives.

The Trust is required to deposit margin securing its exposure to one or more positions in the Portfolio. Futures contracts are customarily bought and sold on margins that represent a very small percentage (ranging upward from less than 2% to 5%) of the purchase price of the contract being traded. The exchanges or futures commission merchants, however, may raise the margin requirements at any time at their own discretion, particularly during the periods of perceived market volatility, and the Trust may be required to deposit additional funds in order to satisfy the additional margin requirements with respect to its open futures contract positions. Commercial banks participating in trading over-the-counter derivative contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many over-the-counter market participants in foreign exchange trading have begun to require that their counterparties post margin.

If any of the relevant futures exchanges or over-the-counter market participants impose substantially higher margin requirements, the Trust may be unable to either realize expected returns or to fully implement its trading strategies as a result of substantially greater margin obligations.

Risks Relating to Commodities Markets

The price of the Shares fluctuates as a result of fluctuations in the prices of any commodities underlying the futures contracts owned by the Trust. Commodity prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.

The price of the Shares depends on the value of the investments in the Portfolio. To the extent that the Portfolio includes long or short positions in futures contracts the value of which is linked to the price of an underlying commodity, the Trust, and therefore the Shares, are exposed to fluctuations in the price of one or more underlying commodities. The prices of certain physical commodities have been extremely volatile at times during the past several years. Depending on the level and type of fluctuation of these commodities, and whether the Portfolio includes long or short positions with respect to those assets, the value of commodity futures contracts that may be held by the Trust, and consequently the value of the Shares, may be adversely affected. Commodities prices are affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global macroeconomic factors, and government regulation of commodities or commodity futures markets. These factors cannot be controlled by the Trust, the Sponsor or the Advisor. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss if you need to sell your Shares when the value of the commodity futures contracts held by the Trust is lower than it was when you made your investment. These fluctuations can affect your investment regardless of the length of time you intend to hold your Shares.

The following events would generally result in a decline in the price of any underlying commodities represented in the Portfolio:

•

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the underlying commodities represented in the Portfolio increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

•

A significant change in the attitude of speculators and investors toward the underlying commodities. Should the speculative or investment community take a negative view towards one or more of the underlying commodities, it could cause a decline in the value of commodity-linked derivative contracts held by the Trust, which could reduce the price of the Shares.

Conversely, several factors may trigger a temporary increase in the price of the underlying commodities. The price of a commodity underlying a commodity-linked futures contract held by the Trust may be affected by several other factors, including:

•

Large purchases or sales of physical commodities by the official sector. Governments and large institutions have large commodities holdings or may establish major commodities positions. For example, a significant portion of the aggregate world gold holdings is owned by governments, central banks and related institutions. Similarly, nations with centralized or nationalized oil production and organizations such as OPEC control large physical quantities of crude oil. If one or more of these or similar institutions decides to buy or sell any commodity in amounts large enough to cause a change in world prices, the value of any trading positions held by the Trust and the price of the Shares could be adversely affected.

•

Other political factors. In addition to the organized political and institutional trading-related activities described above, peaceful political activity such as imposition of regulations or entry into trade treaties, as well as political disruptions caused by societal breakdown, insurrection or war may greatly influence commodities prices.

•

Significant increases or decreases in the available supply of a physical commodity due to natural or technological factors. Natural factors would include depletion of known cost-effective sources for a commodity or the impact of severe weather on the ability to produce or distribute the commodity. Technological factors, such as increases in availability created by new or improved production, extraction, refining and processing equipment and methods or decreases caused by failure or unavailability of major production, refining and processing equipment (for example, shutting down or constructing oil refineries), also materially influence the supply of commodities.

•

Significant increases or decreases in the demand for a physical commodity due to natural or technological factors. Natural factors would include such events as unusual climate conditions impacting the demand for energy commodities. Technological factors may include such developments as substitutes for energy or other commodities.

Prospective investors in the Shares should also keep in mind that the change in the price of the Shares that follows a change in the price of a commodity underlying futures contracts owned by the Trust will not always be in the same direction as the change in the price of that underlying commodity. Depending upon the nature of the Trust’s position with respect to the underlying commodity, it may be the case that a decrease in the price of the underlying commodity has a positive impact on the price of the Shares, or that an increase in the price of the underlying commodity has a negative impact on the price of the Shares. The Trust’s use of leverage has the potential to magnify the impact of fluctuations in the price of underlying commodities on the value of the Trust’s assets. See “Risks Relating to Derivative Contracts—The Trust’s use of leverage and/or short positions involves certain risks, including potentially high volatility and magnified losses in the underlying assets, and should be considered to be speculative.”

Historical performance of specific commodities or commodity indices is not a guide to their future performance or to the performance of the Shares.

At any given time, the Trust may be exposed to changes in the prices of one or more commodities. Even at a time when the prices of some or most commodities are increasing, it is possible for the price of the Shares to decrease as a result of lack of exposure to such commodities, mistaken anticipation by the Advisor of the direction in which the price of the commodity would move or many other factors. Therefore, there are no external indicators of how the Shares will perform. Because the Trust does not track or seek to replicate any commodity index or other similar benchmark, the past performance of any commodity index is not necessarily indicative of the future performance of the Shares. You may lose some or all of your investment in the Shares even during times when commodities indices are showing positive returns.

Commodity futures trading may be illiquid. In addition, suspensions or disruptions of market trading in the commodities markets and related derivatives markets may adversely affect the value of your Shares.

The commodity, commodity futures and commodity derivatives markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accident, terrorism, riots and acts of God. In addition, forward contracts may entail breakage costs if terminated prior to their final maturity and futures positions cannot always be liquidated at the desired prices. Further, U.S. futures exchanges and some foreign exchanges have regulations that limit position, size and/or the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, no trades may be made at a different price. It is not certain how long these price limits may remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, and possibly having a negative effect on the investment strategies of the Trust and/or the value of commodity-linked futures contracts held by the Trust.

These circumstances could thereby adversely affect the price of your Shares. In addition, these circumstances could limit trading in commodity-linked futures contracts, which could affect the investment strategies of the Trust and/or the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in an NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of these limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well. Furthermore, exchanges may take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Trust to limit or forego a desired investment strategy. This could adversely affect the NAV and the Trust’s performance. In addition, during periods of reduced market liquidity or in the absence of readily available market quotations for a particular commodity-linked futures contract in the Portfolio, the ability of the Trust Administrator to assign an accurate daily value to these investments may be diminished and the Trust Administrator may be required to value these investments at prices other than market prices.

During a period when commodity prices are fairly stationary, “backwardation” or “contango” in the prices of the commodity-linked futures contracts held by the Trust may cause the price of your Shares to decrease.

As the futures contracts that are held by the Trust near expiration, the Trust may replace them with contracts that have a later expiration. For example, a contract purchased and held in March may specify a June expiration. As that contract nears expiration, the Trust may replace it by selling the June contract and purchasing the contract expiring in September. This process is referred to as “rolling.” Historically, the prices of some futures contracts (generally those relating to physical commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the June contract would take place at a price that is higher than the price at which the Trust would have purchased the September contract, thereby allowing the Trust to purchase a greater quantity of the September contract. Some of the commodities underlying the commodity-linked futures contracts held by the Trust may historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. In addition, the forward price of a commodity may fluctuate between backwardation and contango.

In the case of a contango market, the purchase price of the underlying asset of the futures contract being traded by a trader upon the sale of futures contracts about to expire will be higher than the amount realized in the sale. The presence or absence of backwardation, or the existence or non-existence of contango in the commodity markets could result in losses, which could adversely affect the investment strategies of the Trust and/or the value of the commodity-linked futures contracts held by the Trust and, accordingly, decrease the price of your Shares. Furthermore, when the Trust rolls futures contracts close to their expiration into futures contracts expiring at a later date, it is possible that the Trust may incur significant costs in connection with the roll, whether due to actions of market participants or otherwise. This adverse effect may be increased due to the actions of the market participants who are aware of the composition of the Trust’s Portfolio, which is published daily on the Trust’s website.

Risks Relating to Currency Markets

The price of the Shares fluctuates as a result of fluctuations in the exchange rates of currencies underlying any currency-linked futures or forward contracts owned by the Trust. Exchange rates may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.

The price of the Shares depends on the value of the investments in the Portfolio. To the extent that the Portfolio includes forward or other derivative contracts linked to or affected by the price of a foreign currency, the Trust, and therefore the Shares, are exposed to fluctuations in the price of that foreign currency. The prices of various foreign currencies have been extremely volatile at times during the past several years. Some foreign currency prices have recently experienced sharp fluctuations and there is no certainty that these prices will remain at their current levels. If they move in directions that the Advisor does not anticipate, the investment strategies of the Trust and/or the value of the Shares may be adversely affected. The value of the foreign currencies and, in turn, the currency-linked instruments held by the Trust, may be affected by several factors, including, but not limited to:

•	debt level and trade deficit of the United States and/or the relevant non-U.S. countries;

•	inflation or deflation rates of the United States and the relevant non-U.S. countries and investors’ expectations concerning inflation or deflation rates generally;

•	interest rates of the United States and the relevant non-U.S. countries and investors’ expectations concerning interest rates generally;

•	investment and trading activities of mutual funds, hedge funds and currency funds;

•	global or regional political, economic or financial events and situations; and

•	sovereign action to set or restrict currency conversion.

These factors cannot be controlled by the Trust, the Sponsor or the Advisor. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss if you need to sell your Shares when the value of the currency-linked instruments held by the Trust is lower than it was when you made your investment. These fluctuations can affect your investment regardless of the length of time you intend to hold your Shares.

Substantial transactions in a currency by any official sector market participant could adversely affect an investment in the Shares.

The official sector consists of central banks, other governmental agencies and/or other multi-lateral institutions that buy, sell or hold foreign currencies as part of their reserve assets. The official sector holds a significant amount of foreign currencies that can be traded in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to sell their currency simultaneously or in an uncoordinated manner, the demand for the currency might not be sufficient to accommodate the sudden increase in the supply of the currency to the market. Consequently, the price of the currency could decline, which would adversely affect an investment in the Shares. Conversely, unusual purchases of a currency by members of the official sector may have the effect of increasing the price of that currency which could adversely affect the value of Trust investments linked to that currency and, consequently, the performance of the Shares.

A country’s decision to abandon its current currency and adopt a new one could have adverse consequences for the value of any positions related to the old currency that the Trust may hold at the time.

A country’s decision to abandon its currency at a time when the Trust has investments in futures and/or forward contracts, the value of which depends on the value of such currency, could have adverse effects for the value of the Trust’s contracts and, therefore, for the Trust’s investment strategy and/or the price of the Shares. For example, as members of the European Union, the United Kingdom and Sweden have the option to adopt the euro as their currency in lieu of the British Pound Sterling and the Swedish Krona, respectively.

Similarly, although Switzerland is not a member of the European Union, it may in the future decide to join it. If Switzerland joins the European Union, it will have the option to adopt the euro as its currency in lieu of the Swiss Franc. If the United Kingdom, Sweden or Switzerland adopts the euro as its currency by official act, the value of its currency could depreciate, depending on, among other things, the relative value of its currency and the euro, the conversion ratio of its currency per euro and the timing of the adoption of the euro. If the British Pound Sterling, the Swedish Krona or the Swiss Franc declines in value at a time when the Trust has investments linked to that currency, the value of the currencies-linked derivative instruments held by the Trust and, in turn, the price of the Shares may be adversely affected.

Risks Relating to U.S. Government and Sovereign Debt Markets

Investing in debt obligations of the U.S. government creates exposure to credit and interest rate risk.

The Trust may invest in U.S. government debt instruments, which are U.S. Treasury bills, notes and bonds of varying maturities that are backed by the full faith and credit of the United States government. The U.S. government debt instruments in which the Trust invests may be subject to credit risk and interest rate risk. Credit risk refers to the possibility that the issuer of a security will be unable to make interest payments and/or repay the principal on its debt. Interest rate risk refers to the fluctuations in the value of a fixed-income security resulting from fluctuations in the general level of interest rates. While the credit risk associated with U.S. government securities generally is considered to be minimal, the interest rate risk can be substantial, and such risks may vary unpredictably over time. U.S. government securities generally offer lower yields than other fixed-income securities, making them more susceptible to changes in interest rates. Thus, a rise in the general level of interest rates may cause the value of the Portfolio’s U.S. government securities or U.S. government securities-linked derivative contracts to fall substantially. In addition, recent historically high deficit spending by the U.S. government has necessitated additional issuances of U.S. government securities which may result in a significant decline in yields. A continuing rise in the level of the U.S. government deficit may lead to a further increase in the U.S. government borrowings and could be associated with an increase in the interest rates paid on U.S. government securities. Any such increase would adversely affect the value of U.S. government securities held by the Trust and, therefore, the value of the Shares. In addition, the Trust may become exposed to a greater credit risk with respect to U.S. government securities, which may cause a considerable decline in the value of the Portfolio.

Investing in futures and/or forward contracts linked to sovereign debt instruments creates exposure to the direct or indirect consequences of political, social or economic changes in the countries in which the issuers are located and the creditworthiness of the sovereign.

The Trust may trade in futures and forward contracts involving debt instruments issued or guaranteed by non-U.S. governments and their political subdivisions (such instruments, “sovereign debt” instruments). An investment in sovereign debt instruments involves special risks and creates exposure to the direct and indirect consequences of political, social or economic changes in the countries in which the issuing governments are located. The ability and willingness of the non-U.S. issuers of the sovereign debt or the non-U.S. governmental authorities that control repayment of their external debt to pay principal and interest on that debt when due may vary unpredictably and may depend on general economic and political conditions within the relevant country. The non-U.S. issuer of the sovereign debt or the non-U.S. governmental authorities that control the repayment of the debt may be unable or unwilling to repay principal or interest when due, and the Trust may have limited recourse in the event of a default. During periods of economic uncertainty, the market prices of non-U.S. sovereign debt instruments may be more volatile than prices of debt obligations of the U.S. government or other obligations. In the past, certain non-U.S. issuers of sovereign debt have encountered difficulties in servicing their debt obligations, withheld payments of principal and interest and declared moratoria on the payment of principal and interest on their sovereign debt. In some cases, remedies must be pursued in the courts of the defaulting party itself, and the ability of the holder of sovereign debt instruments to obtain recourse may be subject to the political climate in the relevant country and other unpredictable factors. While the Trust is not directly exposed to these risks because it does not invest directly in sovereign debt instruments, the value and/or liquidity of the positions taken by the Trust that involve sovereign debt instruments may be adversely affected by the occurrence of any of the events discussed above.

Investing in futures and/or forward contracts linked to non-U.S. sovereign debt instruments creates exposure to non-U.S. interest rate fluctuations.

Interest rate movements directly affect the price of the sovereign bond-related positions held by the Trust and indirectly the value of the Portfolio. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is expected to be to interest rate fluctuations in the United States and other major industrialized, or Group of Seven countries (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”). However, the Trust also may take positions in futures contracts on the government debt of other nations.

Risks Relating to Interest Rate Derivatives Markets

Investing in interest rate futures contracts creates exposure to interest rate fluctuations in one country as well as relative interest rate movements between countries.

Interest rate movements directly affect the price of the interest rate futures positions held by the Trust and indirectly the value of its security index futures and currency forward positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. Because interest rates move up and down, interest rate futures contracts held by the Trust may trade at a premium some of the time and at a discount at other times. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and other G-7 countries. However, the Trust may also take futures positions on the interest rates and currencies of other nations.

Risks Relating to Security Index Futures Markets

Investing in security index futures contracts creates exposure to the performance of the underlying index.

The Trust may trade in certain stock or bond index futures that are designed to track the value of broader market indices (such as the Dow Jones Industrial Average, the NASDAQ 100 Index or the Barclays Aggregate Bond Index). The value of the stock and bond index futures contracts and the underlying broader market index may vary due to disruptions in the markets for the relevant index assets, the imposition of speculative position limits (as discussed in “Risk Factors—Risks Relating to Regulatory Requirements—Regulatory and exchange position limits may restrict the creation of Baskets and the operation of the Trust.”), or due to other extraordinary circumstances. Further, some or a significant part of the securities (stocks or bonds) in the underlying index, may in turn be subject to specific risks that may affect the performance of the index and, consequently, the value of the Shares. In particular, to the extent that some or a significant part of the securities (stocks or bonds) in the index are subject to risks associated with emerging markets (either because their issuers are from, or are located or have extensive operations in emerging market countries), the performance of the index may be subject to the uncertainties that characterize an investment in an emerging market economy (such as political risks, lack of transparency, and different regulatory and legal systems). These risks may have an adverse effect on the index and the price of the Shares. In addition, stock index futures products are typically traded on electronic trading platforms and are subject to risks related to system access, varying response time, security and system or component failure.

Risks Relating to Derivative Contracts

The Trust’s use of leverage and/or short positions involves certain risks, including potentially high volatility and magnified losses in the underlying assets, and should be considered to be speculative.

The Trust uses leveraged investment techniques in seeking to achieve its investment objectives. Leverage may cause the value of the Shares to be more volatile than if the Trust did not use leverage. The more the Trust invests in leveraged instruments, the more this leverage will magnify any losses on those investments. In addition, derivatives contracts have a high degree of price variability and are subject to occasional rapid and substantial changes, which will be magnified by the leveraged positions of the Trust. Certain types of leveraging transactions, such as short sales, could theoretically be subject to unlimited losses in cases where the Trust, for any reason, is unable to close out the transaction. Consequently, you could lose all or substantially all of your investment in the Trust.

The Trust is subject to credit risks and other risks associated with U.S. exchange-traded futures contracts.

The Trust may trade in U.S. exchange-traded futures contracts as a means to achieve its investment objectives. Futures exchanges in the United States are subject to regulation under the CEA by the CFTC, the governmental agency currently having responsibility for regulation of futures exchanges and trading on those exchanges.

The risks associated with the Trust’s use of U.S. exchange-traded futures contracts include:

•

Due to market conditions there may not always be a liquid secondary market for a futures contract. As a result, the Trust may be unable to close out its futures contracts at a desired price and at a time which is advantageous.

•

Trading restrictions or limitations may be imposed by an exchange, and government regulations may restrict trading in futures contracts. Further, the counterparty to a U.S. exchange-traded futures contract is generally a clearing organization backed by a group of financial institutions. Each futures exchange in the United States has an associated “clearing house.”

Once trades between members of an exchange have been confirmed, the clearing house becomes substituted for each buyer and each seller of contracts traded on the exchange and, in effect, becomes the other party to each trader’s open position in the market. Thereafter, each party to a trade looks only to the clearing house for performance. However, the obligations of the clearing house with respect to any open positions do not run to customers. There can be no assurance that the clearing house, or its members, will satisfy its obligations to the Trust. In addition, in the event of a bankruptcy or insolvency of any exchange or a clearing house, the Trust could experience a loss of the funds deposited through its U.S. futures commission merchant as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange. In addition, U.S. futures exchanges have rules that limit position, size and/or the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, no trades may be made at a different price. It is not certain how long any such price limits may remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, possibly having a negative effect on the investment strategies of the Trust and/or the value of the futures contracts held by the Trust. These circumstances could thereby adversely affect the price of your Shares. In addition, these circumstances could also limit trading in futures contracts, which could affect the investment strategy of the Trust and/or the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in an NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of these limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits. Furthermore, exchanges may take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion or other market disruptions. These actions could require the Trust to limit or forego a desired investment strategy. This could adversely affect the NAV and the Trust’s performance. In addition, during periods of reduced market liquidity or in the absence of readily available market quotations for particular futures contracts in the Portfolio, the ability of the Trust Administrator to assign an accurate daily value to these investments may be diminished and the Trust Administrator may be required to value these investments at prices other than market prices.

Trading on futures exchanges outside the United States is not subject to U.S. regulation.

The Trust may conduct trading on futures exchanges located outside of the United States. In that event, trading on those exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections.

In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of those contracts. You could incur substantial losses from trading on non-U.S. exchanges to which you would not otherwise have been subject had the Trust’s trading been limited to U.S. markets.

When entering into foreign currency forward contracts, the Trust assumes the risk that its counterparties may become unable or unwilling to pay any amounts owed to the Trust.

Certain foreign currencies markets in which the Trust effects its transactions are over-the-counter or “interdealer” markets. Unlike exchange-traded futures contracts, the counterparty to an over-the-counter forward contract is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. Participants in over-the-counter markets are typically not subject to the same credit evaluation and regulatory oversight as are members of “exchange-based” markets. To the extent that the Trust trades in over-the-counter transactions, the Trust may take a credit risk with regard to parties with which it trades and also may bear the risk of settlement default. These risks may differ materially from those involved in exchange-traded futures transactions which generally are characterized by clearing organization guaranties, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from these protections, which in turn may subject the Trust to the risk that a counterparty will not settle a transaction in accordance with agreed terms and conditions because of a dispute over the terms of the contract or because of a credit or liquidity problem. This counterparty risk is increased for contracts with longer maturities when events may intervene to prevent settlement. The ability of the Trust to transact business with any one or any number of counterparties, the lack of any independent evaluation of the counterparties or their financial capabilities, and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust. Further, if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Trust may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Trust may obtain only limited recovery or may obtain no recovery in such circumstances. In addition, the Trust may enter into agreements with a limited number of counterparties which may increase the Trust’s exposure to counterparty credit risk. Recent events in the financial markets have had an adverse impact on the credit markets, which have experienced high volatility and disruption since 2007, resulting in a significantly increased counterparty credit risk. Over-the-counter derivatives contracts have terms that make them less marketable than futures contracts. They are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, are not transferable without the consent of the counterparty.

The Advisor, on behalf of the Trust, trades in forward contracts that are not traded on regulated exchanges and, therefore, offer different or lower levels of protections to investors.

As a means to achieve its investment objectives, the Trust may from time to time enter into forward contracts. These investment vehicles are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are subject to lesser degrees of regulation or, in some cases, no substantive regulation. With respect to these contracts, the Trust and investors in the Shares do not receive the protections of the regulatory and statutory scheme of the CEA. The forward markets rely upon the integrity of market participants in lieu of the additional regulation imposed by the exchanges or the CFTC on participants in the futures markets. The lack of regulation in these markets could expose investors to significant losses under certain circumstances including in the event of trading abuses or financial failure by participants.

In addition, the Trust may trade in forward contracts traded on electronic trading facilities rather than in the over-the-counter market. Many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on these facilities and inclusion of these contracts in the Portfolio may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Failure of the Clearing FCM to segregate assets or the insolvency of the Trust’s prime broker may increase losses.

The CEA requires a futures commission merchant, such as the Clearing FCM, to segregate all funds received from customers with respect to any orders for the purchase or sale of U.S. domestic futures contracts from its proprietary assets. Similarly, the CEA requires each futures commission merchant to hold in a separate secure account all funds received from customers with respect to any orders for the purchase or sale of foreign futures contracts and segregate any such funds from the funds received with respect to domestic futures contracts. If the Clearing FCM fails to do so, there is a risk that assets deposited by the Trust with the Clearing FCM as margin for the purchase of domestic or foreign futures contracts may, in certain circumstances, be used to satisfy losses of other clients of the Clearing FCM. In addition, if the Clearing FCM fails to segregate the funds received from the Trust with respect to domestic futures contracts, the assets of the Trust might not be fully protected in the event of the Clearing FCM’s bankruptcy, as the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Clearing FCM’s combined domestic customer accounts. In addition, the Trust will depend on the services of one or more prime brokers to carry out certain foreign currency forward transactions. At any time, a substantial portion, or all, of the Trust’s cash and securities may be held as collateral by the prime broker against margin obligations or deposited with the prime broker for safekeeping. Unlike futures commission merchants, prime brokers are not required to segregate all funds received from customers from prime broker’s proprietary assets. In addition, the prime brokerage agreements permit the prime broker to pledge or otherwise hypothecate the Trust’s investment securities subject to certain limitations. As such, in the event of the insolvency of a prime broker, the Trust might not be able to recover equivalent assets in full as the Trust may rank among the prime broker’s unsecured creditors in relation to assets which the prime broker owns, borrows, lends or otherwise uses.

Risks Relating to the Advisor and its Trading Strategies

The lack of experience of the Advisor and its principals in actively managing an entity like the Trust and applying quantitative investment strategies similar to those that are used in the selection of investments for the Trust may result in substantial trading losses for the Trust and, as a result, you could lose some or all of the value of your Shares.

Although the Advisor has been registered under the CEA as a commodity trading advisor since April 5, 1993, it has never been responsible for an actively managed commodity pool such as the Trust. To date, the Advisor’s only experience as a commodity trading advisor to a registered commodity pool has been as advisor to the iShares® S&P GSCI™ Commodity-Indexed Investment Pool LLC, a company that seeks to track the performance of the iShares® S&P GSCI™ Total Return Index by investing in one specified futures contract the performance of which is intended to correspond to changes in such index. When directing investments for the

iShares® S&P GSCI™ Commodity-Indexed Investment Pool LLC, the Advisor does not exercise the type of discretion, or apply the types of strategies that are necessary for the success of the investments in the Trust’s Portfolio; to the contrary, its responsibilities are limited to directing the acquisition of a single futures contract on the same terms that are available to any other investor purchasing the same futures contract at the same time. In contrast, with respect to the Trust, the Advisor does not have the same limited role; as explained elsewhere in this report, the Advisor is responsible for the application of quantitative methodologies in connection with the selection of investments for the Trust and for all determinations regarding which Trust positions are held to maturity and which positions are liquidated early (either in response to market conditions or in order to meet the liquidity needs of the Trust). In addition, neither of Messrs. Alan Mason and Ryan Braniff, the two individuals that are primarily responsible for Portfolio management decisions with respect to the Trust, have ever managed an investment vehicle similar to the Trust or applied strategies similar to those used by the Trust. Accordingly, they may not be relied upon to compensate for the Advisor’s institutional lack of experience with investment vehicles like the Trust. To the extent that the Advisor’s, and the Advisor’s principals’, lack of prior experience in the application of the methodologies used by the Trust and the making of investment decisions similar to those required to generate Trust profits, produce losses to the Trust, the value of your Shares will be adversely affected and you will sustain a loss in your investment in the Shares.

The Advisor makes decisions regarding investments for the Trust relying on quantitative models that may be defective or not adequate to analyze market conditions at the time the investment decisions are made; as a result, the returns expected from those investments may not materialize.

The Advisor identifies and evaluates potential investment opportunities for the Trust using proprietary analytical and business models that have been built and are updated on the basis of historical data collected or derived from several sources that track the performance of different variables across markets deemed relevant to its investment decisions by the Advisor. In the process of building these models, the Advisor has relied and will rely on assumptions that the Advisor deems reasonable under the circumstances. Although the Advisor is expected to take reasonable care to ensure the reliability of the sources used, the accuracy of the information derived from such sources and the reasonableness of its assumptions, the possibility for error remains. In addition, even in circumstances in which the sources are reliable, the information is accurate and the assumptions are reasonable, it is possible for a model to fail to perform as expected in the face of new market conditions, changing economic or regulatory environments or other unanticipated circumstances not built into the model. Investors in the Shares should be aware that, if the models used by the Advisor in its investment decisions prove to be defective or become inadequate in light of the circumstances prevailing at the time they are used in connection with investment decisions for the Trust, the returns anticipated by the Advisor may fail to materialize, substantial losses may occur and as a result the price of the Shares could be adversely affected. Consequently, you could lose all or substantially all of your investment in the Trust.

The strategies used by the Advisor to identify investment opportunities for the Trust may fail to deliver the desired returns.

The Advisor utilizes specialized investment strategies, follows allocation methodologies, applies investment models and assumptions, and enters into other strategies intended, among other things, to affect the Trust’s performance while targeting risk levels. There can be no assurance that the Advisor will succeed in achieving any goal related to these practices. The Advisor may be unable or may choose in its judgment not to seek to achieve these goals. Consequently, you could lose all or substantially all of your investment in the Trust.

Relative value strategies used by the Advisor to identify investment opportunities for the Trust are subject to certain risks.

The Advisor utilizes, among others, relative value trading strategies which are composed of positions in contracts relating to two or more assets the prices of which are expected to either converge or diverge and, in theory, mitigate the absolute price risk associated with taking an outright, unhedged position in respect of a single asset, and may be based upon historical price relationships and intended to neutralize the adverse (and positive) price effects of macro-economic events and trends. However, relative value strategies are subject to certain risks. The success of the Advisor’s trading activities depends, among other things, on the Advisor’s ability to identify unjustified or temporary discrepancies between the fundamental value and the market price of an asset or between the market prices of two or more assets whose prices are expected to move in relation to each other and to exploit those discrepancies to derive a profit to the extent that the Advisor is able to anticipate in which direction the relative values or prices will move to eliminate the identified discrepancy. For example, a relative value strategy may fail to profit fully or at all or may suffer a loss or a greater loss due to a failure of the component contract prices to converge or diverge as anticipated. This may occur with respect to prices relating to all or only certain contract maturities and may result from an unanticipated backwardation or contango of contract prices or other reversal of historic or expected relationships. See “—Risk Factors Relating to Commodity Markets—During a period when commodity prices are fairly stationary, “backwardation” or “contango” in the prices of the commodity-linked futures contracts held by the Trust may cause the price of your Shares to decrease.” Identification and exploitation of the investment opportunities to be pursued by the Advisor involve a high degree of uncertainty. If what the Advisor perceives as an unjustified or temporary price or value discrepancy posing an investment opportunity is nothing more than a price differential due to reasons not likely to disappear within the time horizon of an investment made by the Trust, if the Advisor fails to anticipate the direction in which the relative prices or values will move to eliminate a discrepancy, or if the Advisor has incorrectly evaluated the extent of the expected spread relationships, so that, for example, the value of the Trust’s long positions appreciates at a slower rate than the value of the Trust’s short positions in related assets, then the expected returns for the Trust will not materialize, and the Trust may sustain a loss that will adversely affect the price of the Shares. The discrepancies that the Advisor seeks to identify and turn into profit opportunities for the Trust may arise due to a variety of circumstances. Some may be due to uneven flows of information to the relevant markets, with the market for one asset reflecting the impact of specified items of information before or after the same information has an impact on the market for a related asset. Others may be the result of regulatory or legal restrictions applicable to one type of asset, but not to a functionally equivalent asset (which occurs, for example, when regulated financial institutions are prohibited from investing in a particular type of asset, but are free to take, via derivative arrangements, positions that leave them exposed to the performance of the same asset). A reduction in the volatility and market inefficiencies that create the opportunities in which the Advisor may seek to invest, as well as other market factors, will reduce the scope for the Advisor’s investment strategies, limit the Trust’s opportunities for profit and adversely affect the price of the Shares.

Various actual and potential conflicts of interest involving the Advisor may be detrimental to Shareholders.

The Trust is subject to actual and potential conflicts of interest involving the Sponsor, the Clearing FCM, the Trustee and the Advisor. The Advisor, the Trustee and the Sponsor are affiliates, and the Clearing FCM’s ultimate parent entity has an interest in the Sponsor, the Trustee and the Advisor’s ultimate parent entity. Because of these relationships, the Sponsor has a disincentive to replace the Clearing FCM, the Trustee or the Advisor, regardless of their performance. A conflict of interest may also arise where the Advisor finds that futures positions established for the benefit of the Trust, when aggregated with the Advisor’s positions in other accounts of the Advisor (or the proprietary or other positions of its principals or affiliates), approach or exceed the position limits set by the CFTC or the relevant futures exchange in a particular asset. All futures contracts managed by the Advisor and its affiliates in respect of a particular futures contract may be combined for position limit purposes. It is possible that the Advisor will approach or reach position limits and, if so, will have a conflict of interest among the various accounts it manages as to which accounts are allocated the limited contracts available. The Trust may be forced to forego certain opportunities as a result of those limitations. In addition, if in the opinion of the CFTC or other regulating body, exchange or board of trade the Advisor (or its principals or affiliates) exceed position limits, the Advisor may be forced to liquidate certain positions in order to comply with the aggregate applicable position limit requirements. In liquidating positions held on behalf of its accounts, however, the Advisor may choose not to liquidate positions held on behalf of the Trust in proportion to other accounts under its management. The result to the Trust would be a reduction in the potential for profit and/or potentially substantial losses should the exit of positions be at unfavorable prices by virtue of position limits. In addition, the Sponsor and the Advisor may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other commodity pools and accounts. The Advisor may be effecting trades for its own accounts and for others (including other commodity pools in competition with the Trust) on a discretionary basis. It is possible that positions taken by the Advisor for other accounts may be taken ahead of or opposite positions taken on behalf of the Trust. In addition, the Advisor and certain of its affiliates may currently or in the future offer products or pursue investment strategies that may utilize or include some or all of the strategies and/or exposures targeted by the Trust, or which may compete or conflict with the Trust’s activities. Further, a conflict of interest may also arise where the Advisor receives an incentive-based fee in lieu of, or in addition to, an asset-based fee for its advisory services in respect of certain accounts, other than the Trust, and may choose to devote greater resources and allocate more investment opportunities to those accounts. In the event the Sponsor or the Advisor trades for its own account, neither of them would make those trading records available for inspection. The result to the Trust would be, among others, a reduction in the potential for profit should the entry of positions be at unfavorable prices by virtue of entry of other trades in front of the Trust’s trades. The Trust is exposed to the Clearing FCM’s creditworthiness, as well as to its ability to provide services in a competent and cost-efficient manner. While the Sponsor believes that the selection of Barclays Capital Inc. as Clearing FCM has been made without regards to its relationship with the Sponsor, the Trustee and the Advisor, and that Barclays Capital Inc.’s services have been retained on competitive terms, there is no assurance that the situation will not change in the future and that, if it does, the Trustee or the Sponsor will be prepared to replace Barclays Capital Inc. with another Clearing FCM that could provide better services to the Trust or similar services on a more competitive basis. The Sponsor has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

Risks Relating to the Trust and Investment in the Shares

The Trust is subject to the risks associated with being newly organized.

The Trust is newly organized. The success of the Trust will depend on a number of conditions that are beyond its control. These conditions include the level of acceptance by the investor community of an investment vehicle such as the Trust, which has not been offered to retail investors before, the Trust’s ability to raise sufficient funds to be able to efficiently engage in derivatives trading and the Advisor’s ability to identify profitable trading opportunities for the Trust. There is a substantial risk that the investment objectives of the Trust will not be met. Neither the Sponsor nor the Advisor has been responsible for an actively managed, publicly offered commodity fund. If the experience of the Sponsor and the Advisor and their principals is not adequate or suitable to manage investment vehicles such as the Trust, the operations of the Trust may be adversely affected.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although the Shares have been approved for listing on NYSE Arca, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, will likely be lower than that you would receive if an active market did exist.

The Shares of the Trust are new securities products and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for these securities products. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Trust and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, because the Trust is actively managed, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s or the Advisor’s past experience and qualifications may not be suitable for solving these problems or issues.

You may not rely on past performance in deciding whether to buy the Shares.

The Trust has recently commenced trading; consequently, there is very limited performance history you can use to evaluate your investment in the Trust. Although past performance is not necessarily indicative of future results, if the Trust had a lengthy performance history, that history might provide you with more information on which to evaluate an investment in the Trust. As the Trust has only recently commenced trading and begun to develop any performance history, you will have to make your decision to invest in the Trust based upon other factors.

The Trust is subject to the costs and risks associated with being actively managed. These costs and risks may cause your investment in the Shares to result in losses that you might have avoided if you had invested in products not exposed to those costs and risks.

There is limited market history for actively-managed exchange-traded funds, and it is not known how well the Trust will perform in the marketplace. Until recently, most exchange-traded funds, including exchange-traded commodity funds, have attempted to replicate or track an index. There is no index that the Trust attempts to replicate or track. Instead, the Advisor has discretion to select the Trust’s investments, and the ability of the Trust to meet its investment objectives is directly related to the Advisor’s portfolio allocation of the Trust’s assets. The Advisor’s judgments, based on its investment strategy, about the attractiveness and potential appreciation of the particular investments in which the Trust invests may prove to be incorrect and the value of your Shares may be adversely affected.

The price you receive upon the sale of your Shares may be less than their NAV.

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Trust’s assets. The trading prices of Shares are expected to fluctuate in accordance with changes in the NAV, intraday changes in the value of the investment portfolio held by the Trust and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, on which the

Shares trade, and markets for the instruments, or the assets underlying the instruments, held by the Trust. While the Shares trade on NYSE Arca until 4:00 P.M., New York City time, liquidity in the markets for the derivative instruments, or the assets underlying the instruments, held by the Trust and trading on certain other exchanges or trading facilities during different time frames may be reduced after the close of the principal markets for those instruments or underlying assets. Consequently, liquidity in the instruments held by the Trust may be reduced at the close of trading at the applicable underlying market. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during the time when NYSE Arca is open and certain other applicable markets are closed.

The NAV may not always correspond to the market price of the Shares and, as a result, Baskets may be created or redeemed at a value that differs from the market price of the Shares.

The NAV of the Shares of the Trust changes as fluctuations occur in the market value of its Portfolio. You should be aware that the public trading price of a number of Shares of the Trust otherwise amounting to a Basket may be different from the NAV of an actual Basket (i.e., 100,000 individual Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share of the Trust may be different from the NAV per Share of the Trust. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share of the Trust. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares of the Trust are closely related, but not identical, to the same forces influencing the price of an underlying commodity at any point in time. You also should note that the size of the Trust in terms of total assets and positions held may change substantially over time and from time to time as Baskets are created and redeemed. Authorized Participants or their clients or customers may have an opportunity to realize a profit if they can purchase a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares of the Trust. To the extent that Authorized Participants and their clients and customers may be able to exploit such arbitrage opportunities, the public trading price of the Shares should track the NAV over time. Market participants that are not Authorized Participants may not be able to exploit any such arbitrage opportunity to the same degree, if at all.

None of the Sponsor, the Advisor or the Trustee can assure you that it will continue in its respective role. If any of them was no longer to act in those roles, the Trust and the value of the Shares may suffer.

None of the Sponsor, the Advisor or the Trustee can assure you that it will be willing or able to continue to service the Trust for any length of time. If any of them discontinues its activities on behalf of the Trust, the Trust may be adversely affected. For example, following the resignation of the Sponsor, the Advisor or the Trustee, the Trust may not be able to secure the services of a substitute sponsor, advisor or trustee on terms as favorable (including in respect of compensation) as those in effect with the departing party, or on any terms at all. If the Trust is unable to secure the services of a new sponsor, advisor or trustee, it may be forced to terminate its activities at a time that is disadvantageous for its Shareholders. If the Sponsor’s or the Advisor’s registrations under the CEA or memberships in the NFA were revoked or suspended, they would no longer be able to provide services to the Trust.

The Trust may incur additional transactional costs because the Portfolio is actively managed, and actively managed portfolios may have higher turnover rates.

The Trust may engage in investment activity without regard to the effect on portfolio turnover. Portfolio turnover refers to the rate at which the instruments held by the Trust are replaced. The higher the rate, the higher the transactional and brokerage costs associated with the turnover, which may adversely affect the Trust’s net asset value and, in turn, the value of your Shares. The Trust’s expected annual turnover rate’s range is 150% to 350%, although it may vary and be considerably higher under certain market conditions or due to other factors including the term of a relevant futures contract. Transaction costs incurred by the Trust include commissions, futures exchange, futures regulatory and futures clearing fees, transaction fees of the prime broker and other fees or costs associated with trading. Actively managed portfolios (like the Trust) may have higher transaction costs or fees than products that are passive, or products that do not transact based on events and factors that influence market prices. For example, an active manager may trade more often during periods of high market volatility in an attempt to take advantage of price movements. Several variables, and expectations or announcements related to such variables, may lead to increased trading by the trust, which in turn increases transaction costs. These variables potentially include changes in interest rates, changes in supply and demand for the futures or currencies traded by the Trust, and macro economic factors, such as economic performance, inflation and growth. More frequent reallocation of investments across the Trust’s strategies also may increase both Portfolio turnover and transaction costs for the Trust.

Fees and expenses payable by the Trust are charged regardless of profitability and may result in a depletion of its assets.

The Trust is subject to the fees and expenses described in this prospectus, which are payable irrespective of profitability. These fees and expenses include an allocation to the Sponsor, or Sponsor’s Fee, that accrues daily at an annualized rate equal to 0.95% of the adjusted net asset value of the Trust and is payable by the Trust monthly in arrears. Additional charges may apply to the Trust. The Trust is expected to earn interest income. If interest income falls below the amount required to cover the Trust’s fees and expenses, the Trust needs to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the interest rate environments, the expenses of the Trust could, over time, result in losses to your investment therein. You may never achieve any gains, significant or otherwise, on your investment in the Shares.

It is not expected that the Trust will make any periodic distributions or dividend payments to its Shareholders.

Other than in connection with the redemption of Baskets or with the liquidation of the Trust, or as determined by the Sponsor in its absolute discretion, it is not expected that the Trust will make any distributions or pay any dividends to its Shareholders. Consequently, any gain from an investment in the Shares would result from an increase in the price of the Shares realized upon the sale of Shares by the Shareholder.

The Trust could be liquidated at a time when the disposition of its interests will result in losses to investors in the Shares.

Under certain circumstances, the Trustee or the Shareholders could dissolve the Trust. Upon dissolution, the Trust would liquidate its holdings and use the proceeds to pay all expenses of liquidation and any outstanding liabilities. Any remaining cash will be distributed among investors surrendering Shares. Any assets of the Trust remaining in the possession of the Trustee after 90 days may be sold by the Trustee and the proceeds held uninvested and in a non-interest bearing account until claimed by any remaining Shareholders. Sales of derivative investment instruments in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in the Shares.

The Sponsor has broad discretion to liquidate the Trust at any time.

The Trust Agreement provides the Sponsor with broad discretion to liquidate the Trust at any time the Sponsor determines that liquidation is advisable. It cannot be predicted when or under what circumstances, if any, the Sponsor would exercize its discretion to liquidate the Trust. A liquidation could cause you to suffer a loss on your investment in the Shares.

The Shares may not provide anticipated benefits of diversification from other asset classes.

Generally, the performance of physical commodity or currency markets has not been correlated with the performance of financial asset classes, such as stocks and bonds. Non-correlation means that there is no statistically significant relationship, positive or negative, between the past performance of derivative contracts on physical commodities or currencies on the one hand, and stocks or bonds on the other hand. Because of this lack of correlation, the Shares cannot be expected to be profitable during unfavorable periods for the stock or bond market, or vice-versa. The commodity and currency markets are fundamentally different from the securities markets in that for every gain in commodity or currency derivatives trading, there is an equal and offsetting loss. If the performance of the Shares reflects positive or negative correlation to one or more financial asset classes, however, investing in Shares for purposes of diversification of the investment risk from such other financial asset classes may be unsuccessful.

The liquidity of the Shares may be affected by the withdrawal from participation of Authorized Participants or by the suspension of issuance, transfers or redemptions of Shares by the Trust.

If one or more Authorized Participants withdraw from participation, creating or redeeming Baskets may become more difficult, which may reduce the liquidity of the Shares. If creating or redeeming Baskets becomes more difficult, the correlation between the price of the Shares and the NAV may be affected, which may adversely affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between the derivative instruments held by the Trust and the Shares, which may affect the trading market and liquidity of the Shares. In addition, the Trust may, at any time, suspend the delivery of Shares, the registration of transfers of the Shares, or the surrender of the Shares for the purpose of withdrawing Trust property generally, or refuse a particular deposit, transfer or withdrawal if it determines that it is advisable for any reason. If any of these events were to occur, the liquidity of the Shares may be adversely affected.

Creation and redemption of Baskets may be delayed when one or more of the exchanges where the Trust may need to trade, either to establish new positions or to liquidate existing ones, are scheduled to be closed, and may be subject to postponement, suspension or rejection under certain circumstances, all of which may reduce the liquidity of the Shares.

Generally, upon the receipt of a request for the creation of one or more Baskets, the Trust has to establish one or more new positions for its Portfolio. Similarly, upon the receipt of a request for the redemption of one or more Baskets, the Trust usually has to liquidate one or more of its existing positions to raise the funds required to pay the amounts due to the redeeming Authorized Participant in respect of that redemption. Because creation and redemption orders can be placed at any time before 4:00 p.m. (New York time), it is possible that, by the time a creation or redemption order is received by the Trust, one or more of the futures exchanges on which the Trust would need to trade to establish new or to liquidate one or more existing positions may be closed or about to close and that the Trust may need to wait until the following trading day. For this reason, if a creation or redemption order is communicated to the Trust on a Business Day that precedes two consecutive days when there is no scheduled trading session in one or more of the futures exchanges that the Trust may need to trade on to establish new or liquidate existing positions, that creation or redemption order is not considered “received” by the Trust (and, therefore, the time to deliver the Shares or to pay the redemption price to the Authorized Participant placing the order does not begin to run) until the first Eligible Business Day thereafter. This may result in the Trust settling creation or redemption orders later than an Authorized Participant might have expected, and this delay may reduce the liquidity of the Shares. The Portfolio is expected to hold numerous futures contracts from time to time, potentially including those that trade on the following exchanges: Chicago Board of Trade, Chicago Mercantile Exchange, Commodity Exchange, Inc., Eurex, Hong Kong Futures Exchange, ICE Futures US Softs, Intercontinental Exchange, Kansas City Board of Trade, London Metal Exchange, Meff Renta Variable (Madrid), Montreal Exchange, New York Mercantile Exchange, NYSE LIFFE— Amsterdam, NYSE LIFFE—London, NYSE LIFFE—Paris, Singapore Exchange, Sydney Futures Exchange, Tokyo Financial Exchange, and Tokyo Stock Exchange. These exchanges’ holiday schedules should therefore limit the ability to create and redeem Shares. The Trust may suspend the creation or redemption of Baskets for as long as it considers necessary for any reason. In addition, the Trust has the absolute right to reject any creation or redemption order, including (1) orders not in proper form, (2) orders received during any period in which circumstances make transactions in, or delivery of, Shares or any of the futures or forward contracts in the Trust’s portfolio impossible or impractical, and (3) if the acceptance of the creation or redemption order would, in the opinion of counsel to the Trust, result in a violation of law. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the redemption proceeds if the NAV declines during the period of the delay or may make the creation of Baskets more expensive if the NAV increases during the delay. Under each Authorized Participant Agreement, the Trust has disclaimed any liability that may result from any suspension, postponement or rejection.

Competition from other commodities- and currencies-related investments could limit the market for, and reduce the liquidity of, the Shares.

Demand for the Shares may be affected by the attractiveness of an investment in the Shares relative to other investment vehicles, including other commodity or currency pools, hedge funds, traditional debt and equity securities issued by companies in the commodities or currencies industry, other securities backed by or linked to commodities or currencies and direct investments in commodities or currencies or commodity or currency derivative contracts. Market, financial and other conditions or factors may make it more attractive to invest or trade in other investment vehicles or to invest in such commodities or currencies directly, which could limit the market for, and reduce the liquidity of, the Shares.

As a Shareholder, you will not have the rights normally associated with ownership of common shares.

Shareholders are not entitled to the same rights as owners of shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the Trust or to take other actions normally associated with the ownership of common shares.

As a Shareholder, you will not have the protections normally associated with the ownership of shares in an investment company registered under the Investment Company Act.

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit leverage and transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust. While iShares® Delaware Trust Sponsor LLC, as the Sponsor, is registered under the CEA as a commodity pool operator, and Barclays Global Fund Advisors, as the Advisor, is registered under the CEA as a commodity trading advisor, the nature and degree of the regulation to which they are subject differ from the regulatory scheme imposed under the Investment Company Act.

Competing claims over ownership of relevant intellectual property rights could adversely affect the Trust or an investment in the Shares.

While the Sponsor and the Advisor believe that they have all the intellectual property rights needed to operate the Trust and make investments for the Portfolio in the manner described in this prospectus, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust or to the computer models, processes or methodologies used by the Advisor for the selection of assets for the Portfolio. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust and the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Advisor or if the Sponsor is required to indemnify the Trustee.

Under the Trust Agreement, the Sponsor has the right to be indemnified by the Trust for any liability or expense the Sponsor incurs without negligence, bad faith or willful misconduct on its part and the Trustee, in turn, has the right to be indemnified by the Sponsor for any losses it incurs that are not the result of the Trustee’s negligence, bad faith or material breach of the Trust Agreement. Similarly, under the Advisory Agreement the Advisor is entitled to indemnification from the Trust in certain events. That means that the assets of the Trust may have to be sold in order to cover losses or liability suffered by the Sponsor or the Advisor for which the Trust is responsible, which would reduce the net asset value of the Trust and the value of the Shares.

NYSE Arca may halt trading in the Shares, which would adversely impact your ability to sell your Shares.

The Shares have been approved for listing on NYSE Arca under the symbol ALT. Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the value of the Shares and the NAV is not made available as required by NYSE Arca. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged.

Risks Relating to Taxes

The Trust’s classification as a publicly traded partnership not taxable as a corporation is not free from doubt, and if the Trust were to fail to qualify as a partnership for U.S. federal income tax purposes, the Trust’s income and items of deduction would not pass through to the Shareholders, the Trust would be required to pay tax at corporate rates on any portion of the Trust’s net income that does not constitute tax-exempt income, and distributions by the Trust to the Trust’s Shareholders would be taxable dividends to the extent of the Trust’s earnings and profits.

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical provisions under which there is a lack of direct authority. In general, if a partnership is “publicly traded” (as defined in the Internal Revenue Code, the “Code”) it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest), gains from futures and/or forward contracts derived from investing in foreign currencies and income from certain commodities transactions. In addition, qualifying income generally also includes income from a notional principal contract (such as a credit default swap) if the income from the reference obligation would be qualifying income. In determining whether interest is treated as qualifying income for purposes of these rules, interest income derived from a “financial business” and income and gains derived by a “dealer” in securities are not treated as qualifying income. The Trust takes the position that for purposes of determining whether the Trust is engaged in a financial business, portfolio investing activities that the Trust engages in do not and will not cause the Trust to be engaged in a financial business or to be considered a “dealer” in securities. If less than 90% of the Trust’s gross income constitutes qualifying income, for any reason, other than a failure that is determined to be inadvertent and that is cured within a reasonable time after discovery, or if the Trust is required to register under the Investment Company Act, the Trust’s items of income and deduction would not pass through to the Trust’s Shareholders and the Trust’s Shareholders would be treated for U.S. federal income tax purposes as stockholders in a corporation. The Trust would be required to pay income tax at corporate rates on any portion of its net income that did not constitute tax-exempt income. Distributions by the Trust to its Shareholders would constitute dividend income taxable to such holders to the extent of the Trust’s earnings and profits and the payment of these distributions would not be deductible by the Trust. These consequences would have a material adverse effect on the Trust its Shareholders and the value of the Shares.

Shareholders’ tax liability could exceed cash distributions on the Shares.

You will be required to pay U.S. federal income taxes on your allocable share of the Trust’s income, without regard to the receipt of cash distributions on the Shares. There is no obligation to make distributions on the Shares and no such distribution is anticipated. Accordingly, you may not receive cash distributions sufficient to cover your allocable share of such taxable income or even the tax liability resulting from that income.

The IRS could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Trust.

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. The Trust applies certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Code or the Treasury regulations and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On November 16, 2009 the Shares commenced trading on NYSE Arca under the symbol “ALT”. For the period from November 16, 2009 through December 31, 2009, the high and low sale prices of the Shares as reported for transactions on the NYSE Arca were as follows:

For the Period from November 16, 2009 through December 31, 2009	High	Low
Fourth Quarter	$50.71	$49.23

The number of Shareholders of record of the registrant as of February 26, 2010 was 48.

The Trust made no distributions to Shareholders for the period from October 6, 2009 (commencement of operations) through December 31, 2009. The Trust has no obligation to make periodic distributions to Shareholders.

b) As described in the Trust’s first registration statement on Form S-1 (No. 333-153099), which was declared effective on November 12, 2009, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants consists of cash, which is invested in United States government securities and other financial instruments that, in compliance with the rules of the futures exchanges and other markets where the Trust trades, are eligible to secure the Trust’s trading obligations.

c) No redemptions of Shares occurred during the fourth quarter of the year ended December 31, 2009.

Item 6. Selected Financial Data.

Financial Highlights (for the period from October 6, 2009 (commencement of operations) through December 31, 2009)

(Dollar amounts in 000’s, except for net investment income per Share)

iShares® Diversified Alternatives Trust

December 31, 2009
Total assets	$15,143
Total loss on sales of forward currency and futures contracts	$(67)
Net investment loss	$(26)
Weighted-average Shares outstanding	232,184
Net investment loss per Share	$(0.74)
Net cash flows	$167

Item  7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of forward-looking statements. None of the Sponsor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Results of Operations

The period from October 6, 2009 (Commencement of Operations) through December 31, 2009

Net Asset Value of Trust

The Trust’s net asset value increased from $9,998,145 at October 6, 2009 (commencement of operations) to $14,854,397 at December 31, 2009. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 200,000 at October 6, 2009 to 300,000 at December 31, 2009, due to 100,000 Shares (1 Basket) being created and zero Shares being redeemed during the period.

Liquidity and Capital Resources

A significant portion of the assets of the Trust are held in cash, U.S. Treasury bills and other Short-Term Securities which are used, as needed, to secure the Trust’s trading obligations in respect of a portfolio of futures and/or forward contracts as described elsewhere in this report. The percentage that cash, U.S. Treasury bills and Short-Term Securities given as collateral bears to the total assets of the Trust varies from day to day, depending on the changes in the market values of the contracts held in the Portfolio.

The Trust’s liquidity needs arise in connection with payment of (1) mark-to-market and termination costs of futures and forward contracts with respect to which the Trust is “out of the money,” (2) redemption of Baskets, (3) the Sponsor’s Fee, (4) trading fees and commissions, and (5) any expenses not assumed by the Sponsor. The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs.

The Trust is expected to generate liquidity from (1) mark-to-market and termination payments received with respect to futures and forward contracts with respect to which the Trust is “in the money,” (2) the sale of Baskets, (3) any interest on its cash and other instruments (including, when and to the extent they become available to the Trust, securities held as collateral for the Trust’s trading obligations), and (4) the disposition of its assets. Pursuant to the Trust Agreement, the Trust is prohibited from incurring any indebtedness for borrowed money.

The Trust’s futures contracts may from time to time be subject to periods of illiquidity due to market conditions, regulatory limits or other reasons. Futures exchanges limit the fluctuations during a single day of prices of the contracts traded on such exchanges by regulations known as “daily limits.” Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in that contract can not be taken or liquidated unless the parties are willing to affect the trade at a price equal to or within the daily limit. See “Risk Factors—Risks Relating to Regulatory Requirements—Regulatory and exchange position limits may restrict the creation of Baskets and the operation of the Trust” for a further description of how such limits operate.

The Trust’s Portfolio or one or more of its futures or forward contract positions may prove to be illiquid. Such illiquidity could cause or exacerbate losses to the Trust.

Because the Portfolio may include a variety of trading positions, the Trust’s capital is at risk due to changes in the value of such positions or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Portfolio consists of positions in certain futures and/or forward contracts and cash and financial instruments which may be used, as needed, to secure the Trust’s trading obligations with respect to those trading positions. Depending upon the level of diversification of the Portfolio at any given time, fluctuations in the value of one or more trading positions of the Trust may have a significant impact on the value of the Shares. The value of any futures and/or forward contracts in the Portfolio at any time is expected to reflect the market value of the underlying asset, although this correlation may not be exact. The market risk associated with the trading positions in the Portfolio may, potentially, be the entire Portfolio. The Trust’s exposure to market risk is also influenced by a number of factors, including the liquidity of the assets in the Portfolio, market conditions in U.S. and non-U.S. markets, market volatility and activities of other market participants.

Credit Risk

In respect of each trading position in the Portfolio, the Trust is exposed to the credit risk of a default by the counterparties to over-the-counter trades and, with respect to exchange-traded contracts, of a default by relevant brokers or the clearing institutions through which such trades settle. In the case of such a default, the Trust could be unable to recover amounts due to it on its trading positions and assets posted as margin. The Portfolio is also exposed to the credit risk of the obligors of any Short-Term Securities posted as margin. See also “Risk Factors—Risks Relating to Derivative Contracts—When entering into foreign currency forward contracts, the Trust assumes the risk that its counterparties may become unable or unwilling to pay any amounts owed to the Trust” and “Risk Factors—Risks Relating to Derivative Contracts—The Trust is subject to credit risks and other risks associated with U.S. exchange-traded futures contracts.”

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust does not use and is not expected to use special purpose entities to facilitate off-balance sheet financing arrangements. The Trust does not have and is not expected to have loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position. The Trust is contractually obligated to maintain margin with the Clearing FCM and its Prime Broker. Under extreme circumstances, such contractual obligations could demand substantially all of the assets of the Trust.

Critical Accounting Policies

The financial statements of the Trust and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial positions and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

As of December 31, 2009, open forward currency contracts held by the Trust were as follows:

Settlement Date	Type of Currency to be Delivered	Currency to be Delivered	Type of Currency to be Received	Currency to be Received	Net Unrealized Appreciation (Depreciation)
1/7/10	AUD	426,000	USD	387,582	$4,537
1/7/10	CHF	1,458,000	USD	1,433,570	23,152
1/7/10	EUR	1,447,500	USD	2,148,962	72,167
1/7/10	JPY	27,295,000	USD	297,912	4,714
1/7/10	USD	2,697,587	AUD	3,051,000	45,772
1/7/10	USD	914,523	CHF	952,000	6,408
1/7/10	USD	1,836,970	EUR	1,284,500	5,962
1/7/10	USD	232,536	GBP	146,000	3,229
4/7/10	USD	1,444,133	GBP	902,500	12,430
4/7/10	USD	3,603,874	AUD	4,073,500	24,388

					202,759

1/7/10	AUD	4,073,500	USD	3,638,157	(24,602)
1/7/10	GBP	902,500	USD	1,444,920	(12,466)
1/7/10	USD	1,339,905	AUD	1,448,500	(37,462)
1/7/10	USD	498,647	CHF	506,000	(9,160)
1/7/10	USD	241,771	EUR	163,000	(7,907)
1/7/10	USD	1,253,500	GBP	756,500	(31,879)
1/7/10	USD	307,451	JPY	27,295,000	(14,253)
4/7/10	CHF	952,000	USD	915,014	(6,458)
4/7/10	EUR	1,284,500	USD	1,836,614	(6,045)
4/7/10	USD	132,784	JPY	12,300,000	(594)

					(150,826)

					$51,933

As of December 31, 2009, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Net Unrealized Appreciation (Depreciation)
Equity Contracts
IBEX 35 Index	5	1/16/10	855,398	$27,368
CAC 40 10-Year Euro	10	2/19/10	565,865	21,090
TOPIX Index	2	3/11/10	194,318	10,279
Amsterdam Index	(2)	3/19/10	(192,142)	(8,810)
DAX Index	2	3/19/10	427,520	14,491
FTSE 100 Index	(1)	3/19/10	(86,580)	(2,374)
SPI 200	(12)	3/19/10	(1,316,379)	(62,864)
S&P 500 E-mini Index	(29)	3/20/10	(1,610,515)	(19,648)
Hang Seng Index	7	3/30/10	986,259	38,051

				17,583

Interest Rate Contracts
10-Year Mini JGB	(6)	3/10/10	(900,564)	(946)
Euro Bund	(5)	3/10/10	(869,387)	14,218
3-Month Euribor	21	3/15/10	7,474,815	8,301
90-Day Eurodollar	(25)	3/15/10	(6,227,813)	(10,393)
90-Day Sterling	(8)	3/17/10	(1,603,869)	(1,776)
Japan 10-Year Bond	(3)	3/23/10	(4,501,853)	(3,652)
Long Gilt	11	3/31/10	2,033,016	(48,559)
US 10-Year Note	37	3/31/10	4,271,766	(117,008)
3-Month Euribor	21	6/14/10	7,447,698	6,436
90-Day Eurodollar	(25)	6/14/10	(6,207,500)	(6,479)
90-Day Sterling	(8)	6/16/10	(1,598,702)	(968)
3-Month Euribor	21	9/13/10	7,418,698	2,436
90-Day Eurodollar	(26)	9/13/10	(6,428,500)	(27)
90-Day Sterling	(7)	9/15/10	(1,392,223)	—
3-Month Euribor	21	12/13/10	7,392,711	(5,273)
90-Day Eurodollar	(25)	12/13/10	(6,154,375)	16,875
90-Day Sterling	(8)	12/15/10	(1,582,230)	3,553

				(143,262)

				$(125,679)

Qualitative Disclosure

The investment objective of the Trust is to maximize absolute returns from a portfolio of foreign currency forward contracts and exchange-traded futures contracts that may involve commodities, currencies, interest rates and certain eligible stock or bond indices while seeking to reduce the risks and volatility inherent in those investments by taking long and short positions in historically correlated assets. As a result, at any time the Trust may have substantial exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk and/or equity price risk.

Item 1A. “Risk Factors” of this Form 10-K discussed these risks in detail. Specifically, please refer to “Risks Relating to U.S. Government and Sovereign Debt Markets” and “Risks Relating to Interest Rate Derivatives Markets” for further discussion of interest rate risk, “Risks Relating to Currency Markets” for further discussion of foreign currency exchange rate risk, “Risks Relating to Commodity Markets” for further discussion of commodity price risk and “Risks Relating to Security Index Futures Markets” for further discussion of equity price risk.

In addition, the Advisor utilizes a portfolio construction process in which each potential strategy and underlying asset is ranked in terms of expected return, volatility and trading cost. This portfolio construction process is quantitative and relies on the use of computer models developed by affiliates of the Advisor for the computation of expected return, volatility and trading cost and the determination of optimal positions and consequent leverage in accordance with the risk and return targets of the Portfolio. These risk and return targets take into account certain financial measurements known as annualized portfolio return volatility and Sharpe ratio. Annualized portfolio return volatility is a quantitative measure used to assess a portfolio’s deviation above or below its average returns over a one year period. The Portfolio’s construction targets an allocation of annualized portfolio return volatility of 6-8%, which is allocated equally across the investment strategies of the Trust.

The Advisor expects a Sharpe ratio of 0.50 to 0.75 for the Portfolio. A Sharpe ratio is a quantitative measure of the excess return per unit of risk in an investment asset or a trading strategy. The Advisor measures excess returns as the realized portfolio return minus a one-month Treasury bill benchmark return for the same period being measured. The Advisor measures risk as the annualized portfolio return volatility described above. For example, a 0.50 Sharpe ratio indicates that for each one percent of excess return, an investor may expect 2% of annualized portfolio return volatility (0.50 = 1%/2%). Also, a 0.75 Sharpe ratio indicates that for each one percent of excess return, an investor may expect approximately 1.33% of annualized portfolio return volatility (0.75 = 1%/1.33%). Some or all of the Advisor’s expectations or targets may not be realized by the Trust.

The principals of the Advisor determine the asset allocation for the Portfolio which seeks to achieve a target excess return at a targeted risk level. The Advisor expects to allocate Trust investments periodically among yield and futures curve arbitrage strategies, technical strategies and fundamental relative value strategies such as those listed above using a “mean variance optimization.” Mean variance optimization is a method used to determine portfolio allocations by considering risk and return metrics. The goal of mean variance optimization is to diversify risk based on quantitative analysis of historical relationships without reducing expected return. There is no guarantee that the Advisor will be able to achieve this goal for the Trust.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements**

(Dollar amounts in 000’s, except for net investment loss per Share)

iShares® Diversified Alternatives Trust

Period Ended December 31, 2009*
Investment Income
Interest	$2

Total investment income	2

Expenses
Sponsor’s fee	26
Brokerage commissions	2

Total expenses	28

Net investment loss	(26)

Realized and Unrealized Gain (Loss)
Net realized gain on forward currency contracts	0
Net realized loss on futures contracts	(67)
Net change in unrealized depreciation foreign currency transactions	(6)
Net change in unrealized depreciation futures contracts	(126)
Net change in unrealized appreciation forward currency contracts	52

Net realized and unrealized loss	(147)

Net loss	$(172)

Net investment loss per Share	$(0.74)
Weighted-average Shares outstanding	232,184

*	Commencement of operations, October 6, 2009.
**	Certain totals may not sum due to rounding.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s and Investing Pool’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor conclude that the Trust and Investing Pool maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item  9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Not applicable.

Item  11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

Not applicable.

Security ownership of certain beneficial owners

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the period from October 6, 2009 (commencement of operations) through December 31, 2009 were:

2009
Audit fees	$10,000
Audit-related fees	—
Tax fees	28,000
All other fees	—

$38,000

PricewaterhouseCoopers LLP provides certain tax compliance and reporting services to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PricewaterhouseCoopers LLP and a toll-free tax package support help line.

(5) The Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrants’ financial statements for the year ended December 31, 2009 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	First Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.2	Creation and Redemption Procedures incorporated by reference to Exhibit 4.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.3	Standard Terms of Authorized Participant Agreement incorporated by reference to Exhibit 4.3 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.1	Investment Advisory Agreement incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.2	Futures Commission Merchant Agreement incorporated by reference to Exhibit 10.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

iShares® Diversified Alternatives Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® Diversified Alternatives Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Diversified Alternatives Trust (the “Trust”) at December 31, 2009, and the results of its operations and its cash flows for the period from October 6, 2009 (commencement of operations) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements, on the financial statement schedule, and on the Trust’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

San Francisco, California

March 29, 2010

iShares® Diversified Alternatives Trust

Statement of Financial Condition

At December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$166,599
Foreign currencies held at brokers[a]	1,275,317
Short-term investments	13,497,674
Interest receivable	1,005
Unrealized appreciation on forward currency contracts	202,759

Total Assets	$15,143,354

Liabilities and Shareholders’ Capital
Current Liabilities
Net variation margin payable on futures contracts	$125,679
Unrealized depreciation on forward currency contracts	150,826
Sponsor’s fees payable	11,652

Total Liabilities	288,157

Commitments and Contingent Liabilities (Notes 6 and 7)	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized - 300,000 outstanding (at redemption value)	14,854,397
Additional Paid-in Capital	800

Total Shareholders’ Capital	14,855,197

Total Liabilities and Shareholders’ Capital	$15,143,354

[a]	Cost of foreign currencies: $1,281,562.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statement of Operations

For the period from October 6, 2009 (commencement

of operations) through December 31, 2009

Investment Income
Interest	$2,444

Total investment income	2,444

Expenses
Sponsor’s fees	26,019
Brokerage commissions and fees	1,933

Total expenses	27,952

Net investment loss	(25,508)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Forward currency contracts	435
Futures contracts	(67,036)
Net change in unrealized appreciation (depreciation) on:
Foreign currency translations	(6,245)
Futures contracts	(125,582)
Forward currency contracts	51,933

Net realized and unrealized loss	(146,495)

Net loss	$(172,003)

Net loss per Share	$(0.74)
Weighted-average Shares outstanding	232,184

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statement of Changes in Shareholders’ Capital

For the period from October 6, 2009 (commencement

of operations) through December 31, 2009

Shareholders’ Capital, beginning of period	$—
Contributions	15,027,200
Net investment loss	(25,508)
Net realized gain (loss) on:
Forward currency contracts	435
Futures contracts	(67,036)
Net change in unrealized appreciation (depreciation) on:
Foreign currency translations	(6,245)
Futures contracts	(125,582)
Forward currency contracts	51,933

Shareholders’ Capital, end of period	$14,855,197

Shareholders’ Capital per unit
(Based on 300,000 Shares outstanding)	$49.52

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statement of Cash Flows

For the period from October 6, 2009 (commencement

of operations) through December 31, 2009

Cash flows from operating activities
Net loss	$(172,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchases of short-term investments	(22,496,236)
Sales/maturities of short-term investments	9,000,000
Accretion of discount	(1,438)
Change in operating assets and liabilities:
Foreign currencies held at brokers	(1,281,562)
Interest receivable	(1,005)
Sponsor’s fee payable	11,652
Net variation margin payable on futures contracts	123,565

Net cash used in operating activities	(14,817,027)

Cash flows from financing activities
Contributions	15,027,200

Net cash provided by financing activities	15,027,200

Effect of exchange rate changes on cash	(43,574)

Net increase in cash and cash equivalents	166,599

Cash and cash equivalents
Beginning of period	—

End of period	$166,599

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments

At December 31, 2009

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 90.86%*
$4,500,000	0.09% due 04/22/10	$4,498,415
9,007,000	0.17% due 06/24/10	8,999,259

	Total United States Treasury Bills	$13,497,674

*	Percentage is based on shareholders’ equity.

As of December 31, 2009, open forward currency contracts held by the Trust were as follows:

Settlement Date	Type of Currency to be Delivered	Currency to be Delivered	Type of Currency to be Received	Currency to be Received	Net Unrealized Appreciation (Depreciation)
1/7/10	AUD	426,000	USD	387,582	$4,537
1/7/10	CHF	1,458,000	USD	1,433,570	23,152
1/7/10	EUR	1,447,500	USD	2,148,962	72,167
1/7/10	JPY	27,295,000	USD	297,912	4,714
1/7/10	USD	2,697,587	AUD	3,051,000	45,772
1/7/10	USD	914,523	CHF	952,000	6,408
1/7/10	USD	1,836,970	EUR	1,284,500	5,962
1/7/10	USD	232,536	GBP	146,000	3,229
4/7/10	USD	1,444,133	GBP	902,500	12,430
4/7/10	USD	3,603,874	AUD	4,073,500	24,388

					202,759

1/7/10	AUD	4,073,500	USD	3,638,157	(24,602)
1/7/10	GBP	902,500	USD	1,444,920	(12,466)
1/7/10	USD	1,339,905	AUD	1,448,500	(37,462)
1/7/10	USD	498,647	CHF	506,000	(9,160)
1/7/10	USD	241,771	EUR	163,000	(7,907)
1/7/10	USD	1,253,500	GBP	756,500	(31,879)
1/7/10	USD	307,451	JPY	27,295,000	(14,253)
4/7/10	CHF	952,000	USD	915,014	(6,458)
4/7/10	EUR	1,284,500	USD	1,836,614	(6,045)
4/7/10	USD	132,784	JPY	12,300,000	(594)

					(150,826)

					$51,933

iShares® Diversified Alternatives Trust

Schedule of Investments (Continued)

At December 31, 2009

As of December 31, 2009, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Net Unrealized Appreciation (Depreciation)
Equity Contracts
IBEX 35 Index	5	1/16/2010	855,398	$27,368
CAC 40 10-Year Euro	10	2/19/2010	565,865	21,090
TOPIX Index	2	3/11/2010	194,318	10,279
Amsterdam Index	(2)	3/19/2010	(192,142)	(8,810)
DAX Index	2	3/19/2010	427,520	14,491
FTSE 100 Index	(1)	3/19/2010	(86,580)	(2,374)
SPI 200	(12)	3/19/2010	(1,316,379)	(62,864)
S&P 500 E-mini Index	(29)	3/20/2010	(1,610,515)	(19,648)
Hang Seng Index	7	3/30/2010	986,259	38,051

				17,583

Interest Rate Contracts
10-Year Mini JGB	(6)	3/10/2010	(900,564)	(946)
Euro Bund	(5)	3/10/2010	(869,387)	14,218
3-Month Euribor	21	3/15/2010	7,474,815	8,301
90-Day Eurodollar	(25)	3/15/2010	(6,227,813)	(10,393)
90-Day Sterling	(8)	3/17/2010	(1,603,869)	(1,776)
Japan 10-Year Bond	(3)	3/23/2010	(4,501,853)	(3,652)
Long Gilt	11	3/31/2010	2,033,016	(48,559)
US 10-Year Note	37	3/31/2010	4,271,766	(117,008)
3-Month Euribor	21	6/14/2010	7,447,698	6,436
90-Day Eurodollar	(25)	6/14/2010	(6,207,500)	(6,479)
90-Day Sterling	(8)	6/16/2010	(1,598,702)	(968)
3-Month Euribor	21	9/13/2010	7,418,698	2,436
90-Day Eurodollar	(26)	9/13/2010	(6,428,500)	(27)
90-Day Sterling	(7)	9/15/2010	(1,392,223)	—
3-Month Euribor	21	12/13/2010	7,392,711	(5,273)
90-Day Eurodollar	(25)	12/13/2010	(6,154,375)	16,875
90-Day Sterling	(8)	12/15/2010	(1,582,230)	3,553

				(143,262)

				$(125,679)[a]

[a]	Net unrealized appreciation (depreciation) on futures contracts is exclusive of $97 in brokerage commissions.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to the Financial Statements

December 31, 2009

1 - Organization

The iShares® Diversified Alternatives Trust, or the “Trust,” is a Delaware statutory trust organized under the laws of the State of Delaware on July 30, 2009 and commenced operations on October 6, 2009. The Trust issues units of beneficial interest, called “Shares”, representing fractional undivided beneficial interests in its net assets. On December 1, 2009, the previously announced acquisition of Barclays Global Investors N.A. (the “Trustee”), iShares® Delaware Trust Sponsor LLC (the “Sponsor”), and Barclays Global Fund Advisors (the “Advisor”) of the Trust and certain of their affiliated companies by BlackRock, Inc. was consummated. In connection with this change of ownership, the name of the Trustee was changed to BlackRock Institutional Trust Company, N.A., the name of the Sponsor’s sole member and manager was changed to BlackRock Asset Management International Inc. and the name of the Advisor was changed to BlackRock Fund Advisors. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as commodities, currencies, certain eligible stock and/or bond indices, interest rates and sovereign, private and mortgage- or asset backed debt instruments. Investments for the Trust’s portfolio are selected by the Advisor, following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

The investment objective of the Trust will be to maximize absolute returns from its investments in certain futures and/or forward contracts selected by the Advisor following strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more commodities, currencies, certain eligible stock and/or bond indices, interest rates and sovereign, private and mortgage- or asset-backed debt instruments, and seek to reduce the risks and volatility inherent in these investments by taking long and short positions in historically correlated assets. The Trust also expects to earn interest on the assets used to collateralize its trading positions. The return on assets in the Trust, if any, is not intended to track the performance of any index or other benchmark.

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commissions, or “CFTC,” and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock, Inc. The Advisor, an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered under the CEA.

The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

B.	Investment in Forward and Futures Contracts

A forward contract is an agreement between two parties, one of whom undertakes to purchase from or sell to the other, on a specified future date, a specified quantity of a specified asset at a specified location in exchange for a specified purchase price. The types of assets involved may vary from foreign currencies to physical commodities

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Continued)

December 31, 2009

and financial assets such as bonds or interest rates. Unlike futures contracts, forward contracts are usually the subject of negotiation between the parties involved. As a result, forward contracts may have a variety of maturities and involve different amounts of the specified asset.

Futures contracts are standardized forward contracts traded on an exchange. As such, futures contracts and the parties to a futures contract are subject to the regulations of the exchange where the contracts trade. Each exchange may impose certain margin requirements, setting forth the minimum amount of funds that must be deposited by a futures trader with the futures commission merchant in order to initiate futures trading or to maintain an open position in futures contracts.

Forward and futures contracts are derivative instruments and are valued at fair value. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statement of Operations. The current market value of all open futures contracts, whether traded on a United States exchange or a non-United States exchange, will be determined by State Street Bank & Trust Company, as the “Trust Administrator,” based upon the settlement price for that particular futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined provided, that if a futures contract could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules, procedures or actions of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the primary basis for determining the market value of such position for such day.

The current market value of all open forward contracts will be based upon the prices determined by the Trust Administrator utilizing data from an internationally recognized valuation service for assets of that nature. The Trustee periodically assesses the appropriateness of the methodologies used by the valuation service provider in determining the price of forward contacts.

The Trustee may in its discretion (and, under extraordinary circumstances, will) value any asset of the Trust pursuant to other principles that it deems fair and equitable so long as those principles are consistent with industry standards. In this context, “extraordinary circumstances” includes, for example, periods during which a valuation price for a forward contract or a settlement price of a futures contract is not available due to events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance or due to a trading or other restriction imposed by a relevant futures exchange.

The investment objective of the Trust is to maximize absolute returns from its investments in certain futures and/or forward contracts selected by the Advisor following strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more commodities, currencies, certain eligible stock and/or bond indices, interest rates and sovereign, private and mortgage- or asset-backed debt instruments, and seek to reduce the risks and volatility inherent in these investments by taking long and short positions in historically correlated assets. In pursuing its investment objectives, the Trust is subject to equity and commodity price risk, interest rate risk and foreign currency exchange rate risk.

For futures contracts, counterparty credit risk is minimized because futures contracts are exchange-traded and the exchange’s clearing house acts as a central counterparty to all exchange-traded futures contracts (although customers continue to have credit exposure to the clearing member who holds their account). Forward contracts are not exchange-traded, and are therefore subject to counterparty credit risk.

Please refer to Note 9 for additional disclosures regarding the Trust’s investments in forwards and futures contracts.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Continued)

December 31, 2009

C.	Cash and Cash Equivalents

The Trust defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

D.	Foreign Currencies

The Trust may hold foreign currencies as collateral for futures contracts traded on exchanges located outside the United States. Foreign currencies are translated into U.S. dollars at the prevailing spot exchange rate. Net realized gain or loss on foreign currency transactions on the Statement of Operations arise from the sale of foreign currencies. Net change in unrealized gain or loss on foreign currency translation on the Statement of Operations arise from changes in foreign currency values resulting from changes in exchange rates during the period.

The Trust does not isolate the effect of fluctuations in foreign exchange rates from the effect of fluctuations in the market prices of securities. Such fluctuations are reflected by the Trust as a component of realized and unrealized gains and losses from investments for financial reporting purposes.

E.	Short-Term Investments

Short-term investments on the statement of financial condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

F.	Securities Transactions, Income and Expense Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Other income and expenses are recognized on the accrual basis.

G.	Income Taxes

The Trust is not an association taxable as a corporation and is treated as a partnership for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. A beneficial owner of an interest in the Trust is individually responsible for their own tax payments on their proportionate share of income, gain, loss, deduction, expense and credit.

H.	Calculation of Net Asset Value

On each business day on which NYSE Arca is open for regular trading, as soon as practicable after the close of regular trading of the Shares on NYSE Arca (normally 4:00 P.M., New York City time), the Trustee will determine the net asset value of the Trust. Net asset value of the Trust means the total assets of the Trust including all cash and cash equivalents or other debt securities less total liabilities of the Trust, each determined on the basis of United States generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value of the Trust includes any unrealized profit or loss on open forward contracts and futures contracts, and any other credit or debit accruing to the Trust but unpaid or not received by the Trust.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Continued)

December 31, 2009

3 - Offering of the Trust Interests

The Trust offers Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 100,000 Shares, called Baskets, for a consideration in cash equal to the net asset value per Basket announced by the Trust on the first business day after the purchase or redemption order is accepted by the Trust. These transactions take place only with certain broker-dealers with whom the Trust has entered into written arrangements regarding the issuance and redemption of Shares (such authorized broker-dealers are the “Authorized Participants”). Only institutions that enter into an agreement with the Trust to become Authorized Participants may purchase or redeem Baskets. The Trust will not redeem individual Shares or Baskets held by parties who are not Authorized Participants.

Redemptions of Trust interests in exchange for a consideration in cash are treated as sales for financial statement purposes.

4 - Trust Expenses

The Trust incurs all brokerage commissions and other transaction related fees and expenses in connection with the trading activities of the Trust. These expenses are recorded as brokerage commissions and fees in the Statement of Operations as incurred.

The Sponsor pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Trust. In return, the Sponsor receives an allocation from the Trust that accrues daily at an annualized rate equal to 0.95% of the net asset value of the Trust.

The Sponsor assumed all initial offering costs and expenses. The Trust is not required to reimburse these amounts. In addition, the Sponsor is obligated under the trust agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Advisor, Wilmington Trust Company (the “Delaware Trustee”), Trust Administrator and SEI Investments Distribution Co. (the “Processing Agent”), (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the SEC, (6) tax reporting costs and (7) legal expenses up to $100,000 annually.

5 - Related Parties

iShares® Delaware Trust Sponsor LLC, is the Sponsor of the Trust, and BlackRock Fund Advisors is the Advisor of the Trust. The Sponsor and the Advisor are considered to be related parties to the Trust.

6 - Indemnification

The Trust, the Sponsor and any officers, agents and delegates of the Trust (the “Indemnitees”) are entitled to indemnification from the Trust for any loss, damage, claim or expense (including reasonable attorney’s fees) incurred by any Indemnitee by reason of any act or omission performed or omitted by such Indemnitee on behalf of the Trust, unless such act or omission is the result of such Indemnitee’s gross negligence, bad faith or willful misconduct, and provided that such indemnity shall be provided out of, and only to the extent of, the Trust’s assets.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet been made.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Continued)

December 31, 2009

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from October 6, 2009 (commencement of operations) through December 31, 2009. The net investment income and total expense ratios are calculated using average net assets. The net investment income and expense ratios for the period from October 6, 2009 (commencement of operations) through December 31, 2009 have been annualized. The total return is based on the change in the net asset value during the period.

For the Period from October 6, 2009 (commencement of operations) through December 31, 2009
Net asset value per Share, beginning of period	$50.00
Net investment loss	(0.11)
Net realized and unrealized loss	(0.37)

Net decrease in net assets from operations	(0.48)

Net asset value per Share, end of period	$49.52

Ratio to average net assets:
Net investment loss	(0.92)%
Expenses	1.01%
Total return	(0.96)%

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the period from October 6, 2009 (commencement of operations) through December 31, 2009, the average daily notional amounts of open forward currency contracts and futures contracts were $2,881,378, and $41,964,060 respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statement of Financial Condition as of December 31, 2009:

	Asset derivatives		Liability derivatives
	Location on Statement of Financial Condition	Fair value	Location on Statement of Financial Condition	Fair value
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$202,759	Unrealized depreciation on forward currency contracts	$150,826

Equity contracts	Variation margin receivable on futures contracts	111,279	Variation margin payable on futures contracts	93,696

Interest rate contracts	Variation margin receivable on futures contracts	51,819	Variation margin payable on futures contracts	195,081

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Continued)

December 31, 2009

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statement of Operations for the period from October 6, 2009 (commencement of operations) through December 31, 2009:

	Location of Gain (Loss) Recognized on the Statement of Operations	Net Realized Gain (Loss) Recognized on the Statement of Operations	Net Change in Unrealized Appreciation (Depreciation) Recognized on the Statement of Operations
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts / Net change in unrealized appreciation (depreciation) on forward currency contracts	$435	$51,933

Equity contracts	Net realized gain (loss) on futures contracts / Net change in unrealized appreciation (depreciation) on futures contracts	(34,582)[a]	17,583	[b]

Interest rate contracts	Net realized gain (loss) on futures contracts / Net change in unrealized appreciation (depreciation) on futures contracts	(34,493)[a]	(143,262)	[b]

[a]	Net realized gain (loss) recognized on futures contracts is exclusive of $1,836 in brokerage commissions.
[b]	Net unrealized appreciation (depreciation) on futures contracts is exclusive of $97 in brokerage commissions.

10 - Investment Valuation

The Trust values investments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	–	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access as of the measurement date;

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;

Level 3	–	Inputs that are unobservable for the asset or liability.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Continued)

December 31, 2009

Treasury bills are valued using a quoted price for an identical asset in markets that are generally less active, and are classified as a Level 2 security.

Forward currency contracts are not exchange-traded and do not have quoted prices for an identical asset in an active market. The contracts are valued using pricing information obtained from third- party pricing vendors who derive the value of the contracts from observable market inputs. Therefore, forward currency contracts are classified as a Level 2 security.

Futures contracts are valued using the settlement price for that particular futures contract traded on the applicable exchange. Futures contracts are classified as a Level 1 security, as there is a quoted price for an identical asset in an active market.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Treasury bills	—	$13,497,674	—	$13,497,674
Forward currency contracts	—	$51,933	—	$51,933
Futures contracts	$(125,679)	—	—	$(125,679)

11 - Review of Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2009, management has evaluated the impact of all subsequent events through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

For purposes of CFTC Rule 4.22(h), to the best of the knowledge and belief of the undersigned, the information contained in the CFTC Annual Report set forth herein is accurate and complete.

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® Diversified Alternatives Trust

/s/ Michael A. Latham
Michael A. Latham
Chief Executive Officer (Principal executive officer)
Director
Date: March 29, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Financial Officer (Principal financial and accounting officer)
Director
Date: March 29, 2010

/s/ Phil Jensen
Phil Jensen
Director
Date: March 29, 2010

/s/ Peter F. Landini
Peter F. Landini
Director
Date: March 29, 2010

/s/ Kimun Lee
Kimun Lee
Director
Date: March 29, 2010

*	The Registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the Registrant.