Form 10-K/A
period 2009-12-31
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2010-05-12
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2009 (the “Amendment”) amends the Annual Report on Form 10-K for the same period originally filed by the iShares® Diversified Alternatives Trust (the “Trust”) on March 30, 2010 (the “Original Filing”). The sole purpose of the Amendment is to insert the signature line of the Report of Independent Registered Public Accounting Firm that was included on page F-2 of the Original Filing. The original audit report had been manually signed by the Independent Registered Public Accounting Firm prior to the filing of the Original Filing, but the typed signature required by Item 302 of Regulation S-T was inadvertently omitted in the Original Filing. Accordingly, the required conforming signature is included with this Amendment.

Except as described above, the Amendment does not otherwise modify the information contained in the Original Filing, and the Trust has made no attempt to update such information to reflect changes or events taking place after March 30, 2010.

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

30

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 29, 2010

F-2

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

Sponsor of the iShares® Diversified Alternatives Trust

/s/ Michael A. Latham
Michael A. Latham
Duly authorized representative of the Registrant
Date: May 12, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Duly authorized representative of the Registrant
Date: May 12, 2010

*	The Registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the Registrant.