Form 10-Q
period 2010-03-31
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2010-05-14
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file numbers: 001-34537

iShares® Diversified Alternatives Trust

(Exact name of registrant as specified in its charter)

Delaware	26-4632352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o BlackRock Asset Management International Inc.

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 670-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Statements of Financial Condition at March 31, 2010 (Unaudited) and December 31, 2009	1

	Statement of Operations (Unaudited) for the three months ended March 31, 2010	2

	Statements of Changes in Shareholders’ Capital for the three months ended March 31, 2010 (Unaudited) and for the period from October 6, 2009 (commencement of operations) through December 31, 2009	3

	Statement of Cash Flows (Unaudited) for the three months ended March 31, 2010	4

	Schedule of Investments (Unaudited) at March 31, 2010	5

	Notes to the Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	21

Item 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

Part I – Financial Information

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At March 31, 2010 (Unaudited) and December 31, 2009

	March 31,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$216,418	$166,599
Foreign currencies held at brokers[a]	2,565,024	1,275,317
Short-term investments	36,441,865	13,497,674
Interest receivable	7,338	1,005
Unrealized appreciation on forward currency contracts	715,313	202,759
Net variation margin receivable on futures contracts	177,925	—

Total Assets	$40,123,883	$15,143,354

Liabilities and Shareholders’ Capital
Current Liabilities
Net variation margin payable on futures contracts	$—	$125,679
Unrealized depreciation on forward currency contracts	499,047	150,826
Sponsor’s fees payable	23,903	11,652

Total Liabilities	522,950	288,157

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized - 800,000 issued and outstanding at March 31, 2010 and 300,000 issued and outstanding at December 31, 2009 (at redemption value)	39,598,933	14,854,397
Additional Paid-in Capital	2,000	800

Total Shareholders’ Capital	39,600,933	14,855,197

Total Liabilities and Shareholders’ Capital	$40,123,883	$15,143,354

[a]	Cost of foreign currencies at March 31, 2010 and December 31, 2009: $2,568,111 and $1,281,562, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statement of Operations (Unaudited)

For the three months ended March 31, 2010

Investment Income
Interest	$6,935

Total investment income	6,935

Expenses
Sponsor’s fees	59,431
Brokerage commissions and fees	4,479

Total expenses	63,910

Net investment loss	(56,975)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Forward currency contracts	17,960
Futures contracts	(479,169)
Net change in unrealized appreciation on:
Foreign currency translations	3,157
Futures contracts	303,507
Forward currency contracts	164,333

Net realized and unrealized gain	9,788

Net loss	$(47,187)

Net loss per Share	$(0.09)

Weighted-average Shares outstanding	521,111

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the three months ended March 31, 2010 (Unaudited)

and for the period from October 6, 2009 (commencement of operations) through December 31, 2009

	Three Months Ended March 31, 2010	For the Period from October 6, 2009 (commencement of operations) through December 31, 2009
Shareholders’ Capital, beginning of period	$14,855,197	$—
Contributions	24,792,923	15,027,200
Net investment loss	(56,975)	(25,508)
Net realized gain (loss) on:
Forward currency contracts	17,960	435
Futures contracts	(479,169)	(67,036)
Net change in unrealized appreciation (depreciation) on:
Foreign currency translations	3,157	(6,245)
Futures contracts	303,507	(125,582)
Forward currency contracts	164,333	51,933

Shareholders’ Capital, end of period	$39,600,933	$14,855,197

Shareholders’ Capital per Share	$49.50	$49.52

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2010

Cash flows from operating activities
Net loss	$(47,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchases of short-term investments	(22,944,191)
Change in operating assets and liabilities:
Foreign currencies held at brokers	(1,286,550)
Interest receivable	(6,333)
Net variation margin receivable for open futures contracts	(180,878)
Sponsor’s fee payable	12,251
Net variation margin payable on futures contracts	(123,565)

Net cash used in operating activities	(24,576,453)

Cash flows from financing activities
Contributions	24,792,923

Net cash provided by financing activities	24,792,923

Effect of exchange rate changes on cash	(166,651)

Net increase in cash and cash equivalents	49,819

Cash and cash equivalents
Beginning of period	166,599

End of period	$216,418

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At March 31, 2010

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 92.02%*
$13,000,000	0.05%-0.09% due 04/22/10	$12,997,297
23,457,000	0.11%-0.17% due 06/24/10	23,444,568

	Total United States Treasury Bills	$36,441,865

*	Percentage is based on shareholders’ capital.

As of March 31, 2010, open forward currency contracts held by the Trust were as follows:

Settlement Date	Type of Currency to be Delivered	Currency to be Delivered	Type of Currency to be Received	Currency to be Received	Net Unrealized Appreciation (Depreciation)
4/7/10	CHF	6,246,666	USD	6,024,675	$89,831
4/7/10	EUR	5,208,933	USD	7,298,015	249,802
4/7/10	GBP	3,024,999	USD	4,646,812	58,218
4/7/10	JPY	131,173,867	USD	1,452,196	48,332
4/7/10	USD	7,315,193	AUD	8,243,899	250,648
4/7/10	USD	3,467,393	CHF	3,662,000	11,807
4/7/10	USD	259,064	GBP	172,000	1,841
7/6/10	USD	1,165,068	GBP	771,666	4,832
7/6/10	USD	920,175	JPY	85,933,799	2

					715,313

4/7/10	AUD	8,243,899	USD	7,563,323	(2,518)
4/7/10	CHF	1,118,933	USD	1,049,566	(13,512)
4/7/10	JPY	85,933,799	USD	919,683	(8)
4/7/10	USD	3,518,792	CHF	3,703,599	(70)
4/7/10	USD	7,186,617	EUR	5,208,933	(138,404)
4/7/10	USD	4,554,812	GBP	2,852,999	(227,123)
4/7/10	USD	2,410,052	JPY	217,107,666	(86,498)
7/6/10	CHF	4,938,132	USD	4,679,705	(15,452)
7/6/10	EUR	4,718,133	USD	6,371,437	(12,905)
7/6/10	USD	9,692,788	AUD	10,668,532	(1,067)
7/6/10	USD	3,509,735	GBP	2,314,999	(35)
7/6/10	USD	308,181	JPY	28,644,600	(1,455)

					(499,047)

					$216,266

As of March 31, 2010, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Net Unrealized Appreciation (Depreciation)
Equity Contracts
TOPIX Index	(4)	6/10/2010	$(418,450)	$(25,642)
SPI 200	(48)	6/17/2010	(5,373,828)	(24,231)
S&P/TSX 60 Index	(16)	6/17/2010	(2,217,022)	(14,690)
Amsterdam Index	4	6/18/2010	367,448	4,695
CAC 40 10-Year Euro	53	6/18/2010	2,775,343	22,719
DAX Index	9	6/18/2010	1,869,764	48,542
FTSE 100 Index	(8)	6/18/2010	(680,845)	(3,595)
S&P 500 E-mini Index	29	6/18/2010	1,689,540	25,060
Hang Seng Index	13	6/29/2010	1,755,947	32,989

				65,847

Interest Rate Contracts
10-Year Mini JGB	(16)	6/9/2010	(2,364,555)	15,539
Euro Bund	(18)	6/10/2010	(3,004,288)	(16,129)
3-Month Euribor	(69)	6/14/2010	(23,178,755)	(47,240)
90-Day Eurodollar	21	6/14/2010	5,230,575	1,388
90-Day Sterling	96	6/16/2010	18,073,560	8,684
Japan 10-Year Bond	(8)	6/21/2010	(11,833,904)	63,356
Long Gilt	48	6/30/2010	8,355,085	108,912
US 10-Year Note	84	6/30/2010	9,765,000	36,586
3-Month Euribor	(69)	9/13/2010	(23,134,407)	(61,481)
90-Day Eurodollar	22	9/13/2010	5,470,575	5,638
90-Day Sterling	96	9/15/2010	18,044,436	23,247
3-Month Euribor	(69)	12/13/2010	(23,087,725)	(70,852)
90-Day Eurodollar	22	12/13/2010	5,454,350	8,013
90-Day Sterling	94	12/15/2010	17,625,733	44,275
3-Month Euribor	(69)	3/14/2011	(23,043,378)	(27,942)
90-Day Eurodollar	22	3/14/2011	5,435,100	2,981
90-Day Sterling	96	3/16/2011	17,949,781	17,103

				112,078

				$177,925 [a]

[a]	Net unrealized appreciation (depreciation) on futures contracts is exclusive of $95 in brokerage commissions.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to the Financial Statements (Unaudited)

March 31, 2010

1 - Organization

The iShares® Diversified Alternatives Trust, or the “Trust,” is a Delaware statutory trust organized under the laws of the State of Delaware on July 30, 2009 and commenced operations on October 6, 2009. The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as commodities, currencies, interest rates and certain eligible stock and/or bond indices. Investments for the Trust’s portfolio are selected by BlackRock Fund Advisors (the “Advisor”), following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 30, 2010.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Investment in Forward and Futures Contracts

A forward contract is an agreement between two parties, one of whom undertakes to purchase from or sell to the other, on a specified future date, a specified quantity of a specified asset at a specified location in exchange for a specified purchase price. The types of assets involved may vary from foreign currencies to physical commodities and financial assets such as bonds or interest rates. Unlike futures contracts, forward contracts are usually the subject of negotiation between the parties involved. As a result, forward contracts may have a variety of maturities and involve different amounts of the specified asset.

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

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2010

Forward and futures contracts are derivative instruments and are valued at fair value. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statement of Operations. The current market value of all open futures contracts, whether traded on a United States exchange or a non-United States exchange, is determined by State Street Bank & Trust Company, as the “Trust Administrator,” based upon the settlement price for that particular futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined provided, that if a futures contract could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules, procedures or actions of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated is the primary basis for determining the market value of such position for such day.

The current market value of all open forward contracts is based upon the prices determined by the Trust Administrator utilizing data from an internationally recognized valuation service for assets of that nature. The Trustee periodically assesses the appropriateness of the methodologies used by the valuation service provider in determining the price of forward contracts.

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

The investment objective of the Trust is to maximize absolute returns from its investments in certain futures and/or forward contracts selected by the Advisor following strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more commodities, currencies, interest rates or certain eligible stock or bond indices, and seek to reduce the risks and volatility inherent in these investments by taking long and short positions in historically correlated assets. In pursuing its investment objectives, the Trust is subject to equity and commodity price risk, interest rate risk and foreign currency exchange rate risk. The return on assets in the Trust, if any, is not intended to track the performance of any index or other benchmark.

For futures contracts, counterparty credit risk is minimized because futures contracts are exchange-traded and the exchange’s clearinghouse acts as a central counterparty to all exchange-traded futures contracts (although customers continue to have credit exposure to the clearing member who holds their account). Forward contracts are not exchange-traded, and are therefore subject to counterparty credit risk.

Please refer to Note 9 for additional disclosures regarding the Trust’s investments in forward and futures contracts.

C.	Cash and Cash Equivalents

The Trust defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

D.	Foreign Currencies

The Trust may hold foreign currencies as collateral for futures contracts traded on exchanges located outside the United States. Foreign currencies are translated into U.S. dollars at the prevailing spot exchange rate. Net realized gain or loss on foreign currency contracts on the Statement of Operations arise from the sale of foreign currencies. Net change in unrealized gain or loss on foreign currency translation on the Statement of Operations arise from changes in foreign currency values resulting from changes in exchange rates during the period.

The Trust does not isolate the effect of fluctuations in foreign exchange rates from the effect of fluctuations in the market prices of securities. Such fluctuations are reflected by the Trust as a component of realized and unrealized gains and losses from investments for financial reporting purposes.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2010

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

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of income, gain, loss, deduction, expense and credit.

H.	Calculation of Net Asset Value

On each business day on which NYSE Arca is open for regular trading, as soon as practicable after the close of regular trading of the Shares on NYSE Arca (normally 4:00 P.M., New York City time), the Trustee determines the net asset value of the Trust. Net asset value of the Trust means the total assets of the Trust including all cash and cash equivalents or other debt securities less total liabilities of the Trust, each determined on the basis of U.S. GAAP, consistently applied under the accrual method of accounting. In particular, net asset value of the Trust includes any unrealized profit or loss on open forward contracts and futures contracts, and any other credit or debit accruing to the Trust but unpaid or not received by the Trust.

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

The Sponsor pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Trust. In return, the Sponsor receives an allocation from the Trust that accrues daily at an annualized rate equal to 0.95% of the adjusted net asset value of the Trust.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2010

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

6 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, cost, expense or judgment arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance or (2) reckless disregard of their obligations and duties under the Trust Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2010

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2010 through March 31, 2010. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$49.52
Net investment loss	(0.11)
Net realized and unrealized gain	0.09

Net decrease in net assets from operations	(0.02)

Net asset value per Share, end of period	$49.50

Ratio to average net assets:
Net investment loss (i)	(0.90)%
Expenses (i)	1.01%
Total return (ii)	(0.04)%

(i): Percentage is annualized.

(ii): Percentage is not annualized.

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the three months ended March 31, 2010 and for the period from October 6, 2009 (commencement of operations) through December 31, 2009, the average daily notional amounts of open forward currency contracts were $20,992,587 and $2,881,378, respectively. For the three months ended March 31, 2010 and for the period from October 6, 2009 (commencement of operations) through December 31, 2009, the average daily notional amounts of open futures contracts were $105,860,406 and $41,964,060, respectively.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2010

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statement of Financial Condition as of March 31, 2010 and December 31, 2009:

	Asset Derivatives		Liability Derivatives
	Location on Statement of Financial Condition	Fair Value	Location on Statement of Financial Condition	Fair Value
March 31, 2010
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$715,313	Unrealized depreciation on forward currency contracts	$499,047
Equity contracts	Variation margin receivable on futures contracts	134,005	Variation margin payable on futures contracts	68,158
Interest rate contracts	Variation margin receivable on futures contracts	335,722	Variation margin payable on futures contracts	223,644
December 31, 2009
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$202,759	Unrealized depreciation on forward currency contracts	$150,826
Equity contracts	Variation margin receivable on futures contracts	111,279	Variation margin payable on futures contracts	93,696
Interest rate contracts	Variation margin receivable on futures contracts	51,819	Variation margin payable on futures contracts	195,081

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2010

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statement of Operations for the three months ended March 31, 2010:

	Location of Gain (Loss) Recognized on the Statement of Operations	Net Realized Gain (Loss) Recognized on the Statement of Operations	Net Change in Unrealized Appreciation Recognized on the Statement of Operations
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts / Net change in unrealized appreciation on forward currency contracts	$17,960	$164,333
Equity contracts	Net realized gain (loss) on futures contracts / Net change in unrealized appreciation on futures contracts	(213,538)[a]	48,262	[b]
Interest rate contracts	Net realized gain (loss) on futures contracts / Net change in unrealized appreciation on futures contracts	(270,205)[a]	255,340	[b]

[a]	Net realized gain (loss) recognized on futures contracts is exclusive of $4,574 in brokerage commissions.
[b]	Net unrealized appreciation (depreciation) on futures contracts is exclusive of $95 in brokerage commissions.

10 - Investment Valuation

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, the Trust values investments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2010

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Treasury bills	$—	$36,441,865	$—	$36,441,865
Forward currency contracts	—	216,266	—	216,266
Futures contracts	177,925	—	—	177,925

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Sponsor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® Diversified Alternatives Trust, or the Trust, is a Delaware statutory trust that issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as commodities, currencies, interest rates or certain eligible stock and/or bond indices. Investments for the Trust’s portfolio are selected by BlackRock Fund Advisors (the “Advisor”), following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

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

Shares of the Trust trade on NYSE Arca under the symbol “ALT.”

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

Results of Operations

The Quarter Ended March 31, 2010

Net Asset Value of the Trust

The Trust’s net asset value increased from $14,854,397 at December 31, 2009 to $39,598,933 at March 31, 2010. The increase in the Trust’s net asset value primarily resulted from an increase in outstanding Shares, which rose from 300,000 at December 31, 2009 to 800,000 at March 31, 2010, due to 500,000 Shares (5 Baskets) being created and zero Shares being redeemed during the period.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust does not use and is not expected to use special purpose entities to facilitate off-balance sheet financing arrangements. The Trust does not have and is not expected to have loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position. The Trust is contractually obligated to maintain margin with its clearing futures commission merchant and its prime broker. Under extreme circumstances, such contractual obligations could demand substantially all of the assets of the Trust.

Critical Accounting Policies

The financial statements of the Trust and accompanying notes are prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial positions and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Please refer to Note 2 to the financial statements of the Trust for a further discussion of the Trust’s accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

As of March 31, 2010, open forward currency contracts held by the Trust were as follows:

Settlement Date	Type of Currency to be Delivered	Currency to be Delivered	Type of Currency to be Received	Currency to be Received	Net Unrealized Appreciation (Depreciation)
4/7/10	CHF	6,246,666	USD	6,024,675	$89,831
4/7/10	EUR	5,208,933	USD	7,298,015	249,802
4/7/10	GBP	3,024,999	USD	4,646,812	58,218
4/7/10	JPY	131,173,867	USD	1,452,196	48,332
4/7/10	USD	7,315,193	AUD	8,243,899	250,648
4/7/10	USD	3,467,393	CHF	3,662,000	11,807
4/7/10	USD	259,064	GBP	172,000	1,841
7/6/10	USD	1,165,068	GBP	771,666	4,832
7/6/10	USD	920,175	JPY	85,933,799	2

					715,313

4/7/10	AUD	8,243,899	USD	7,563,323	(2,518)
4/7/10	CHF	1,118,933	USD	1,049,566	(13,512)
4/7/10	JPY	85,933,799	USD	919,683	(8)
4/7/10	USD	3,518,792	CHF	3,703,599	(70)
4/7/10	USD	7,186,617	EUR	5,208,933	(138,404)
4/7/10	USD	4,554,812	GBP	2,852,999	(227,123)
4/7/10	USD	2,410,052	JPY	217,107,666	(86,498)
7/6/10	CHF	4,938,132	USD	4,679,705	(15,452)
7/6/10	EUR	4,718,133	USD	6,371,437	(12,905)
7/6/10	USD	9,692,788	AUD	10,668,532	(1,067)
7/6/10	USD	3,509,735	GBP	2,314,999	(35)
7/6/10	USD	308,181	JPY	28,644,600	(1,455)

					(499,047)

					$216,266

As of March 31, 2010, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Net Unrealized Appreciation (Depreciation)
Equity Contracts
TOPIX Index	(4)	6/10/2010	$(418,450)	$(25,642)
SPI 200	(48)	6/17/2010	(5,373,828)	(24,231)
S&P/TSX 60 Index	(16)	6/17/2010	(2,217,022)	(14,690)
Amsterdam Index	4	6/18/2010	367,448	4,695
CAC 40 10-Year Euro	53	6/18/2010	2,775,343	22,719
DAX Index	9	6/18/2010	1,869,764	48,542
FTSE 100 Index	(8)	6/18/2010	(680,845)	(3,595)
S&P 500 E-mini Index	29	6/18/2010	1,689,540	25,060
Hang Seng Index	13	6/29/2010	1,755,947	32,989

				65,847

Interest Rate Contracts
10-Year Mini JGB	(16)	6/9/2010	(2,364,555)	15,539
Euro Bund	(18)	6/10/2010	(3,004,288)	(16,129)
3-Month Euribor	(69)	6/14/2010	(23,178,755)	(47,240)
90-Day Eurodollar	21	6/14/2010	5,230,575	1,388
90-Day Sterling	96	6/16/2010	18,073,560	8,684
Japan 10-Year Bond	(8)	6/21/2010	(11,833,904)	63,356
Long Gilt	48	6/30/2010	8,355,085	108,912
US 10-Year Note	84	6/30/2010	9,765,000	36,586
3-Month Euribor	(69)	9/13/2010	(23,134,407)	(61,481)
90-Day Eurodollar	22	9/13/2010	5,470,575	5,638
90-Day Sterling	96	9/15/2010	18,044,436	23,247
3-Month Euribor	(69)	12/13/2010	(23,087,725)	(70,852)
90-Day Eurodollar	22	12/13/2010	5,454,350	8,013
90-Day Sterling	94	12/15/2010	17,625,733	44,275
3-Month Euribor	(69)	3/14/2011	(23,043,378)	(27,942)
90-Day Eurodollar	22	3/14/2011	5,435,100	2,981
90-Day Sterling	96	3/16/2011	17,949,781	17,103

				112,078

				$177,925

Qualitative Disclosure

The investment objective of the Trust is to maximize absolute returns from a portfolio of foreign currency forward contracts and exchange-traded futures contracts that may involve commodities, currencies, interest rates and certain eligible stock or bond indices while seeking to reduce the risks and volatility inherent in those investments by taking long and short positions in historically correlated assets. As a result, at any time the Trust may have substantial exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk.

Part I, Item 1A. “Risk Factors” of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010 discussed these risks in detail. Specifically, please refer to “Risks Relating to U.S. Government and Sovereign Debt Markets” and “Risks Relating to Interest Rate Derivatives Markets” for further discussion of interest rate risk, “Risks Relating to Currency Markets” for further discussion of foreign currency exchange rate risk, “Risks Relating to Commodity Markets” for further discussion of commodity price risk and “Risks Relating to Security Index Futures Markets” for further discussion of equity price risk.

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

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this quarterly report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not Applicable.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-153099), which was declared effective on November 12, 2009, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants consists of cash, which is invested in United States government securities and other financial instruments that, in compliance with the rules of the futures exchanges and other markets where the Trust trades, are eligible to secure the Trust’s trading obligations.

c)	No redemption of Shares occurred during the quarter ended March 31, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

Date: May 14, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 14, 2010

*	The Registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the Registrant.