Form 10-Q
period 2010-06-30
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2010-08-13
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file number: 001-34537

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

Part I – Financial Information

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$206,951	$166,599
Foreign currencies held at brokers[a]	9,471,262	1,275,317
Short-term investments	60,768,521	13,497,674
Interest receivable	939	1,005
Unrealized appreciation on forward currency contracts	1,943,822	202,759

Total Assets	$72,391,495	$15,143,354

Liabilities and Shareholders’ Capital
Current Liabilities
Net variation margin payable on futures contracts (Note 9)	$114,392	$125,679
Unrealized depreciation on forward currency contracts	2,340,909	150,826
Collateral due to Authorized Participants	293,216	—
Sponsor’s fees payable	46,996	11,652

Total Liabilities	2,795,513	288,157

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 1,400,000 issued and outstanding at June 30, 2010 and 300,000 issued and outstanding at December 31, 2009	69,591,582	14,854,397
Additional paid-in capital	4,400	800

Total Shareholders’ Capital	69,595,982	14,855,197

Total Liabilities and Shareholders’ Capital	$72,391,495	$15,143,354

[a]	Cost of foreign currencies at June 30, 2010 and December 31, 2009: $9,495,864 and $1,281,562, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2010

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Investment Income
Interest	$23,260	$30,195

Total investment income	23,260	30,195

Expenses
Sponsor’s fees	127,380	186,811
Brokerage commissions and fees	9,671	14,150

Total expenses	137,051	200,961

Net investment loss	(113,791)	(170,766)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Forward currency contracts	176,881	194,841
Futures contracts	891,763	412,594
Net change in unrealized appreciation (depreciation) on:
Foreign currency translations	(21,514)	(18,357)
Forward currency contracts	(613,353)	(449,020)
Futures contracts	(292,315)	11,192

Net realized and unrealized gain	141,462	151,250

Net gain (loss)	$27,671	$(19,516)

Net gain (loss) per Share	$0.03	$(0.02)
Weighted-average Shares outstanding	1,097,802	815,470

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the six months ended June 30, 2010 (Unaudited)

and the period from October 6, 2009 (commencement of operations) through December 31, 2009

	Six Months Ended June 30, 2010	Period from October 6, 2009 (commencement of operations) through December 31, 2009
Shareholders’ Capital, beginning of period	$14,855,197	$—
Contributions	54,760,301	15,027,200
Net investment loss	(170,766)	(25,508)
Net realized gain (loss) on:
Forward currency contracts	194,841	435
Futures contracts	412,594	(67,036)
Net change in unrealized appreciation (depreciation) on:
Foreign currency translations	(18,357)	(6,245)
Forward currency contracts	(449,020)	51,933
Futures contracts	11,192	(125,582)

Shareholders’ Capital, end of period	$69,595,982	$14,855,197

Shareholders’ Capital per Share	$49.71	$49.52

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2010

Cash flows from operating activities
Net loss	$(19,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchases of short-term investments	(83,699,520)
Sales/maturities of short-term investments	36,457,000
Accretion of discount	(28,327)
Change in operating assets and liabilities:
Foreign currencies held at brokers	(8,214,302)
Interest receivable	66
Collateral due to Authorized Participants	293,216
Sponsor’s fees payable	35,344
Net variation margin payable on futures contracts	(3,729)

Net cash used in operating activities	(55,179,768)

Cash flows from financing activities
Contributions	54,760,301

Net cash provided by financing activities	54,760,301

Effect of exchange rate changes on cash	459,819

Net increase in cash and cash equivalents	40,352

Cash and cash equivalents
Beginning of period	166,599

End of period	$206,951

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At June 30, 2010

Face Amount	Security Description	Fair Value
	United States Treasury Bills
$8,000,000	0.21%-0.23% due 09/23/10	$7,995,931
6,400,000	0.10%-0.21% due 10/07/10	6,397,774
19,500,000	0.12%-0.22% due 10/14/10	19,489,204
22,400,000	0.13%-0.22% due 10/21/10	22,389,645
4,500,000	0.21% due 12/02/10	4,495,967

	Total United States Treasury Bills – 87.32%*	$60,768,521

*	Percentage is based on shareholders’ capital.

As of June 30, 2010, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
7/6/10	AUD	11,691,634	USD	9,978,873	$108,065
7/6/10	CAD	3,187,362	USD	3,061,388	62,012
7/6/10	CHF	6,936,596	USD	6,551,301	118,314
7/6/10	EUR	11,331,954	USD	15,077,375	1,196,586
7/6/10	GBP	754,060	USD	1,135,388	7,242
7/6/10	JPY	157,209,749	USD	1,777,625	931
7/6/10	NOK	40,179,454	USD	6,180,722	3,531
7/6/10	USD	719,951	AUD	886,202	28,237
7/6/10	USD	14,355,348	CHF	15,564,068	78,741
7/6/10	USD	16,339,665	EUR	13,417,033	95,187
7/6/10	USD	169,881	GBP	116,008	3,678
7/6/10	USD	2,279,827	JPY	212,267,749	119,101
7/6/10	USD	460,807	NOK	3,090,727	14,361
7/6/10	USD	7,046,774	SEK	55,180,363	43,975
10/5/10	CAD	3,187,362	USD	3,033,503	36,059
10/5/10	EUR	1,032,079	USD	1,264,875	24
10/5/10	USD	7,653,626	SEK	59,778,726	27,778

					1,943,822

7/6/10	AUD	6,972,000	USD	5,863,940	(22,258)
7/6/10	CHF	8,627,472	USD	7,585,303	(415,799)
7/6/10	EUR	2,085,079	USD	2,517,051	(37,014)
7/6/10	GBP	4,382,000	USD	6,407,076	(148,818)
7/6/10	JPY	55,058,000	USD	593,204	(29,029)
7/6/10	SEK	59,778,726	USD	7,653,073	(28,572)
7/6/10	USD	16,200,605	AUD	17,777,432	(1,191,786)
7/6/10	USD	3,035,438	CAD	3,187,362	(36,062)
7/6/10	USD	7,622,021	GBP	5,020,052	(111,541)
7/6/10	USD	5,736,161	NOK	37,088,727	(34,138)
7/6/10	USD	592,193	SEK	4,598,363	(1,297)
10/5/10	CAD	245,181	USD	230,563	(9)
10/5/10	CHF	16,761,304	USD	15,492,785	(79,243)
10/5/10	EUR	13,417,033	USD	16,348,655	(94,407)
10/5/10	USD	10,462,694	AUD	12,406,836	(98,519)
10/5/10	USD	1,222,158	GBP	812,064	(7,287)
10/5/10	USD	1,917,269	JPY	169,302,807	(933)
10/5/10	USD	6,626,449	NOK	43,270,181	(4,122)
10/5/10	USD	590,952	SEK	4,598,363	(75)

					(2,340,909)

Net Unrealized Appreciation (Depreciation)					$(397,087)

As of June 30, 2010, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Net Unrealized Appreciation (Depreciation)
Equity Contracts
MSCI Taiwan Index	(85)	7/29/2010	$(2,143,700)	$77,420
TOPIX Index	(10)	9/9/2010	(947,565)	31,574
SPI 200	(42)	9/16/2010	(3,779,893)	149,714
S&P/TSX 60 Index	(15)	9/16/2010	(1,861,008)	27,868
Amsterdam Index	14	9/17/2010	1,079,676	(49,094)
CAC 40 10-Year Euro	22	9/17/2010	926,465	(46,663)
DAX Index	18	9/17/2010	3,286,009	(88,989)
FTSE 100 Index	19	9/17/2010	1,387,326	(39,893)
S&P 500 E-mini Index	89	9/18/2010	4,568,370	(243,220)
Hang Seng Index	(23)	9/29/2010	(2,945,904)	89,757

				(91,526)

Interest Rate Contracts
10-Year Mini JGB	(8)	9/8/2010	(1,280,325)	(9,719)
Euro Bund	24	9/10/2010	3,803,755	35,081
3-Month Euribor	32	9/13/2010	9,708,557	(1,990)
90-Day Eurodollar	(157)	9/13/2010	(38,992,913)	(25,700)
90-Day Sterling	158	9/15/2010	29,299,772	12,997
Japan 10-Year Bond	(15)	9/21/2010	(24,012,883)	(224,658)
Canada 10-Year Bond	(144)	9/30/2010	(16,780,238)	(367,336)
Long Gilt	90	9/30/2010	16,299,261	254,187
US 10-Year Note	174	9/30/2010	21,323,156	378,316
3-Month Euribor	32	12/13/2010	9,695,818	(3,644)
90-Day Eurodollar	(157)	12/13/2010	(38,947,775)	(49,950)
90-Day Sterling	159	12/15/2010	29,452,505	39,385
3-Month Euribor	32	3/14/2011	9,690,919	(2,572)
90-Day Eurodollar	(157)	3/14/2011	(38,920,300)	(92,825)
90-Day Sterling	159	3/16/2011	29,428,717	84,230
3-Month Euribor	32	6/13/2011	9,685,039	(10,473)
90-Day Eurodollar	(157)	6/13/2011	(38,881,050)	(74,625)
90-Day Sterling	158	6/15/2011	29,202,264	36,430

				(22,866)

Net Unrealized Appreciation (Depreciation)				$(114,392)

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited)

June 30, 2010

1 - Organization

The iShares® Diversified Alternatives Trust, or the “Trust,” is a Delaware statutory trust organized under the laws of the State of Delaware on July 30, 2009 and commenced operations on October 6, 2009. iShares® Delaware Trust Sponsor LLC is the sponsor of the Trust (“Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as commodities, currencies, interest rates and certain eligible stock and/or bond indices. Investments for the Trust’s portfolio are selected by BlackRock Fund Advisors (the “Advisor”), following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

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

Forward and futures contracts are derivative instruments and are valued at fair value. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statement of Operations. The current market value of all open futures contracts, whether traded on a United States exchange or a non-United States exchange, is determined by State Street Bank & Trust Company, as the “Trust Administrator.” Such current market value is based upon the settlement price for that particular futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a futures contract could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules, procedures or actions of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated is the primary basis for determining the market value of such position for such day.

The current market value of all open forward contracts is based upon the prices determined by the Trust Administrator utilizing data from an internationally recognized valuation service for assets of that nature. The Trustee periodically assesses the appropriateness of the methodologies used by the valuation service provider in determining the price of forward contracts.

The Trustee may in its discretion (and, under extraordinary circumstances, will) value any asset of the Trust pursuant to other principles that it deems fair and equitable. In this context, “extraordinary circumstances” includes, for example, periods during which a valuation price for a forward contract or a settlement price of a futures contract is not available due to events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance or due to a trading or other restriction imposed by a relevant futures exchange.

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

3 - Offering of the Shares

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

Redemptions of Shares in exchange for a consideration in cash are treated as sales for financial statement purposes.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2010 through June 30, 2010. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$49.52

Net investment loss	(0.21)
Net realized and unrealized gain	0.40

Net increase in net assets from operations	0.19

Net asset value per Share, end of period	$49.71

Ratio to average net assets:
Net investment loss (i)	(0.86)%
Expenses (i)	1.01%
Total return (ii)	0.38%

(i) :    Percentage is annualized.

(ii):    Percentage is not annualized.

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the six months ended June 30, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009, the average daily notional amounts of open forward currency contracts were $23,059,962 and $2,881,378, respectively. For the six months ended June 30, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009, the average daily notional amounts of open futures contracts were $166,533,778 and $41,964,060, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statement of Financial Condition as of June 30, 2010 and December 31, 2009:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2010
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$1,943,822	Unrealized depreciation on forward currency contracts	$2,340,909
Equity contracts	Variation margin receivable on futures contracts	376,333	Variation margin payable on futures contracts	467,859
Interest rate contracts	Variation margin receivable on futures contracts	840,626	Variation margin payable on futures contracts	863,492
December 31, 2009
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$202,759	Unrealized depreciation on forward currency contracts	$150,826
Equity contracts	Variation margin receivable on futures contracts	111,279	Variation margin payable on futures contracts	93,696
Interest rate contracts	Variation margin receivable on futures contracts	51,819	Variation margin payable on futures contracts	195,081

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statement of Operations for the six months ended June 30, 2010:

	Location of Gain (Loss) Recognized on the Statement of Operations	Realized Gain (Loss) Recognized on the Statement of Operations		Change in Unrealized Appreciation (Depreciation) Recognized on the Statement of Operations
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts / Net change in unrealized appreciation (depreciation) on forward currency contracts	$194,841		$449,020
Equity contracts	Net realized gain (loss) on futures contracts / Net change in unrealized appreciation (depreciation) on futures contracts	(235,928)[a]		(109,109)[b]
Interest rate contracts	Net realized gain (loss) on futures contracts / Net change in unrealized appreciation (depreciation) on futures contracts	634,277	[a]	120,396	[b]

[a]	Net realized gain (loss) recognized on futures contracts is exclusive of $14,245 in brokerage commissions and fees.
[b]	Net unrealized appreciation (depreciation) on futures contracts is exclusive of $95 in brokerage commissions and fees.

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

U.S. Treasury bills are classified as Level 2 investments, as these trade in markets that are not considered active, but whose values are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources that are supported by observable inputs.

Forward currency contracts are not exchange-traded and do not have quoted prices for identical assets in active markets. These contracts are valued using pricing information obtained from third- party pricing vendors who derive the value of these contracts from observable market inputs such as expiration dates of forward contracts, forward rates and spot exchange rates. Therefore, forward currency contracts are classified as Level 2 investments.

Futures contracts are valued using settlement prices for the particular futures contract traded on the applicable exchanges. Futures contracts are classified as Level 1 investments, as quoted prices for identical assets in active markets are available.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$—	$60,768,521	$—	$60,768,521
Forward currency contracts	—	(397,087)	—	(397,087)

Futures contracts
Equity contracts	(91,526)	—	—	(91,526)
Interest rate contracts	(22,866)	—	—	(22,866)

Total futures contracts	(114,392)	—	—	(114,392)

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The Trustee may in its discretion (and, under extraordinary circumstances, will) value any asset of the Trust pursuant to other principles that it deems fair and equitable. In this context, “extraordinary circumstances” include, for example, periods during which a valuation price for a forward contract or a settlement price of a futures contract is not available due to events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance or due to a trading or other restriction imposed by a relevant futures exchange.

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

Results of Operations

The Quarter Ended June 30, 2010

Net Asset Value of the Trust

The Trust’s net asset value increased from $39,598,933 at March 31, 2010 to $69,591,582 at June 30, 2010. The increase in the Trust’s net asset value primarily resulted from an increase in outstanding Shares, which rose from 800,000 at March 31, 2010 to 1,400,000 at June 30, 2010, due to 600,000 Shares (6 Baskets) being created and zero Shares being redeemed during the period.

Net gain for the period was $27,671, resulting from net realized and unrealized gains in the amount of $141,462 and investment losses of $113,791.

The Six Months Ended June 30, 2010

Net Asset Value of the Trust

The Trust’s net asset value increased from $14,854,397 at December 31, 2009 to $69,591,582 at June 30, 2010. The increase in the Trust’s net asset value primarily resulted from an increase in outstanding Shares, which rose from 300,000 at December 31, 2009 to 1,400,000 at June 30, 2010, due to 1,100,000 Shares (11 Baskets) being created and zero Shares being redeemed during the period.

Net loss for the period was $19,516, resulting from net realized and unrealized gains in the amount of $151,250 and investment losses of $170,766.

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

Credit Risk

In respect of each trading position in the Portfolio, the Trust is exposed to the credit risk of a default by the counterparties to over-the-counter trades and, with respect to exchange-traded contracts, of a default by relevant brokers or the clearing institutions or exchanges through which such trades settle. In the case of such a default, the Trust could be unable to recover amounts due to it on its trading positions and assets posted as margin. The Portfolio is also exposed to the credit risk of the obligors of any Short-Term Securities posted as margin.

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

Critical Accounting Policies

The financial statements of the Trust and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial positions and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Please refer to Note 2 to the financial statements of the Trust for a further discussion of the Trust’s accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of June 30, 2010.

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

The Advisor expects a Sharpe ratio of 0.50 to 0.75 for the Portfolio. A Sharpe ratio is a quantitative measure of the excess return per unit of risk in an investment asset or a trading strategy. The Advisor measures excess returns as the realized portfolio return minus a one-month Treasury bill benchmark return for the same period being measured. The Advisor measures risk as the annualized portfolio return volatility described above. For example, a 0.50 Sharpe ratio indicates that for each one percent of excess return, an investor may expect 2% of annualized portfolio return volatility (0.50 = 1%/2%). Also, a 0.75 Sharpe ratio indicates that for each one percent of excess return, an investor may expect approximately 1.33% of annualized portfolio return volatility (0.75 = 1%/1.33%). Some or all of the Advisor’s expectations or targets may not be realized by the Trusts.

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

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010, except as set forth below.

Changes to the regulatory regime applicable to futures contracts may have an adverse effect on the ability of the Trust to pursue its strategies and, therefore, result in a decreasing value of the Shares.

The U.S. futures markets are subject to comprehensive regulation, not only by the CFTC but also by self-regulatory organizations, including the NFA and the exchanges on which the futures contracts are traded. As with any regulated activity, changes in the regulations may have unexpected results. For example, changes in the amount or quality of the collateral that traders in futures contracts are required to provide to secure their open positions, or in the limits on the number or size of positions that a trader may have open at a given time, may adversely affect the ability of the Trust to enter into certain transactions that could otherwise present lucrative opportunities.

A number of bills have been introduced to the U.S. Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing speculative position limits applicable to regulated futures and over-the-counter derivatives positions; providing the CFTC authority to establish certain speculative position limits; imposing aggregate speculative position limits across regulated U.S. futures, over-the-counter positions and certain futures contracts traded on non-U.S. exchanges; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Trust.

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

Similarly, non-U.S. futures exchanges may also be subject to regulation by foreign governments and self-regulatory organizations, which may impose further limitations on the Trust’s trading activities and adversely affect the ability of the Trust to pursue its strategies, which may result in a decrease in the value of the Shares. Some of these measures have been addressed in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010. Under the Dodd-Frank Act, within six months, the CFTC will be required to directly set speculative position limits on futures and options on physical commodities (including energy) and economically equivalent over-the-counter derivatives. The Dodd-Frank Act will also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. The Dodd-Frank Act also significantly narrows the availability of the bona fide hedging exemptions to certain market participants. Although the CFTC may exempt persons, contracts or transactions or classes thereof from the speculative position limit requirements, regulatory action pursuant to the Dodd-Frank Act may impose new limitations on the size of futures positions that may be carried by the Trust.

Recently enacted regulatory reform applicable to over-the-counter derivatives may have a material adverse effect on the ability of the Trust to pursue its strategies and, therefore, result in a decreasing value of the Shares.

The Dodd-Frank Act provides for significant reforms of the over-the-counter derivatives markets and grants significant authority to the SEC and the CFTC to regulate the over-the-counter derivatives and market participants. For example, the Dodd-Frank Act provides that within one year of its enactment, any person who maintains a substantial position in certain swaps (other than for hedging or mitigating its own commercial risks) will be required to register with the CFTC as a “major swap participant.” It is yet unclear whether forward contracts owned by the Trust will be treated as swaps for purposes of the Dodd-Frank Act registration purposes. This is to be determined at a later date by the Department of Treasury. Further, the CFTC has not yet issued any guidance as to what would constitute a substantial position in the relevant swap category for purposes of the Dodd-Frank Act. Until the relevant guidance is issued, it is unclear if the Trust will be subject to registration requirements applicable to major swap participants under the Dodd-Frank Act. Should the registration be required, the Trust would incur additional administrative costs relating to recordkeeping and reporting requirements.

In addition, in the event that forward contracts traded by the Trust were to be treated as swaps for Dodd-Frank Act purposes, the Trust may be required to execute its forward transactions on a CFTC regulated market and to clear each forward transaction through a CFTC regulated central clearing organization with the possible effect of decreasing general market liquidity, thereby adversely effecting on available forward contract prices. In the event the Trust becomes subject to the clearing requirements in connection with its over-the-counter derivatives positions, any amounts of margin posted by the Trust to collateralize its positions with the CFTC regulated central clearing organization would decrease amounts available to fund other Trust investments and otherwise increase the Trust’s need for liquidity.

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

In addition, the CFTC and the U.S. futures exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in derivatives traded on such exchanges. All accounts owned or managed by the commodity trading advisors, such as the Advisor, their principals and their affiliates are typically combined for position limit purposes. Further, the Dodd-Frank Act would require each swap execution facility to establish position limits with respect to swaps subject to clearing requirements. The Advisor may in the future reduce the size of positions that would otherwise be taken for the Trust or not trade in certain markets on behalf of the Trust in order to avoid exceeding such limits. Modification of trades that would otherwise be made by the Trust, if required, could adversely affect the Trust’s operations and profitability. A violation of position limits by the Advisor could lead to regulatory action resulting in mandatory liquidation of certain positions held by the Advisor on behalf of its accounts. There can be no assurance that the Advisor will liquidate positions held on behalf of all the Advisor’s accounts in proportionate manner. In the event the Advisor chooses to liquidate a disproportionate number of positions held on behalf of the Trust at unfavorable prices, the Trust may incur substantial losses.

The Trust may apply to the CFTC or to the relevant exchange or swap execution facility (if any of the forward contracts owned by the Trust would be treated as swaps for Dodd-Frank Act purposes) , as appropriate, for relief from certain position limits. If the Trust applies and is unable to obtain such relief, the Trust’s ability to issue new Baskets, or the Trust’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities would cause the Trust to exceed applicable position limits. Limiting the size of the Trust may affect the correlation between the price of the Shares, as traded on the applicable U.S. commodities exchange, and the net asset value of the Trust. Accordingly, the inability to create additional Baskets or add to existing positions in the desired amount could result in Shares trading at a premium or discount to NAV. See “Risks Relating to the Trust and Investment in the Shares – The NAV may not always correspond to the market price and, as a result, Baskets may be created or redeemed at a value that differs from the market price of the Shares” in Part I, Item 1A. “Risk Factors” of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010. It is possible that in the future, the CFTC or other regulators may change the rules concerning position limits in a manner that is either detrimental or favorable to the Trust. If the changes are detrimental to the Trust, the Trust’s ability to issue new Baskets, or the Advisor’s ability to reinvest income in additional commodity futures contracts, may be limited to the extent these activities would cause the Advisor or the Trust to exceed the applicable position limits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-153099), which was declared effective on November 12, 2009, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants consists of cash, which is invested in United States government securities and other financial instruments that, in compliance with the rules of the futures exchanges and other markets where the Trust trades, are eligible to secure the Trust’s trading obligations.

c)	No redemption of Shares occurred during the quarter ended June 30, 2010.

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

Sponsor of the iShares® Diversified Alternatives Trust

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: August 13, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: August 13, 2010

*	The Registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the Registrant.