Form 10-Q
period 2010-09-30
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2010-11-12
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Statements of Financial Condition at September 30, 2010 (Unaudited) and December 31, 2009	1

	Statements of Operations (Unaudited) for the three and nine months ended September 30, 2010	2

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2010 (Unaudited) and the period from October 6, 2009 (commencement of operations) through December 31, 2009	3

	Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2010	4

	Schedule of Investments (Unaudited) at September 30, 2010	5

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$3,576,424	$166,599
Foreign currencies held at brokers[a]	4,056,197	1,275,317
Short-term investments	87,269,463	13,497,674
Net variation margin receivable on futures contracts (Note 9)	676,316	—
Interest receivable	584	1,005
Unrealized appreciation on forward currency contracts	6,554,739	202,759

Total Assets	$102,133,723	$15,143,354

Liabilities and Shareholders’ Capital
Current Liabilities
Net variation margin payable on futures contracts (Note 9)	$—	$125,679
Sponsor’s fees payable	72,450	11,652
Unrealized depreciation on forward currency contracts	6,233,208	150,826

Total Liabilities	6,305,658	288,157

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) –1,900,000 issued and outstanding at September 30, 2010 and 300,000 issued and outstanding at December 31, 2009	95,822,065	14,854,397
Additional paid-in capital	6,000	800

Total Shareholders’ Capital	95,828,065	14,855,197

Total Liabilities and Shareholders’ Capital	$102,133,723	$15,143,354

[a]	Cost of foreign currencies at September 30, 2010 and December 31, 2009: $3,883,193 and $1,281,562, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2010

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Investment Income
Interest	$33,950	$64,145

Total investment income	33,950	64,145

Expenses
Sponsor’s fees	194,578	381,389
Brokerage commissions and fees	13,456	27,606

Total expenses	208,034	408,995

Net investment loss	(174,084)	(344,850)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	199	199
Forward currency contracts	(154,349)	40,492
Futures contracts	(51,792)	360,802
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	197,606	179,249
Forward currency contracts	718,618	269,598
Futures contracts	790,708	801,900

Net realized and unrealized gain	1,500,990	1,652,240

Net gain	$1,326,906	$1,307,390

Net gain per Share	$0.81	$1.19
Weighted-average Shares outstanding	1,644,565	1,094,872

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the nine months ended September 30, 2010 (Unaudited)

and the period from October 6, 2009 (commencement of operations) through December 31, 2009

	Nine Months Ended September 30, 2010	Period from October 6, 2009 (commencement of operations) through December 31, 2009
Shareholders’ Capital, beginning of period	$14,855,197	$—
Contributions	79,665,478	15,027,200
Net investment loss	(344,850)	(25,508)
Net realized gain (loss) on:
Short-term investments	199	—
Forward currency contracts	40,492	435
Futures contracts	360,802	(67,036)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	179,249	(6,245)
Forward currency contracts	269,598	51,933
Futures contracts	801,900	(125,582)

Shareholders’ Capital, end of period	$95,828,065	$14,855,197

Shareholders’ Capital per Share	$50.44	$49.52

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2010

Cash flows from operating activities
Net gain	$1,307,390
Adjustments to reconcile net gain to net cash used in operating activities:
Purchases of short-term investments	(124,066,500)
Sales/maturities of short-term investments	50,356,444
Accretion of discount	(61,534)
Net realized gain on short-term investments	(199)
Change in operating assets and liabilities:
Foreign currencies held at brokers	(2,774,635)
Net variation margin receivable on futures contracts	(676,316)
Interest receivable	421
Net variation margin payable on futures contracts	(123,565)
Sponsor’s fees payable	60,798

Net cash used in operating activities	(75,977,696)

Cash flows from financing activities
Contributions	79,665,478

Net cash provided by financing activities	79,665,478

Effect of exchange rate changes on cash	(277,957)

Net increase in cash and cash equivalents	3,409,825

Cash and cash equivalents
Beginning of period	166,599

End of period	$3,576,424

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At September 30, 2010

Face Amount	Security Description	Fair Value
	United States Treasury Bills
$5,000,000	0.10% due 10/07/10	$4,999,913
19,500,000	0.12% – 0.22% due 10/14/10	19,498,663
22,400,000	0.13% – 0.22% due 10/21/10	22,398,151
4,500,000	0.21% due 12/02/10	4,498,377
8,800,000	0.19% due 1/20/11	8,794,722
600,000	0.18% due 2/10/11	599,600
8,900,000	0.18% due 2/17/11	8,893,728
9,000,000	0.18% due 3/03/11	8,993,211
8,000,000	0.18% due 3/10/11	7,993,618
600,000	0.19% due 3/17/11	599,480

	Total United States Treasury Bills – 91.07%*	$87,269,463

*	Percentage is based on shareholders’ capital.

As of September 30, 2010, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
10/5/2010	AUD	16,782,663	USD	16,250,485	$669
10/5/2010	CAD	234,000	USD	228,288	205
10/5/2010	GBP	4,196,670	USD	6,638,630	25,562
10/5/2010	JPY	60,757,000	USD	731,718	4,431
10/5/2010	USD	17,999,635	AUD	20,754,663	2,096,070
10/5/2010	USD	8,511,274	CAD	8,786,529	53,092
10/5/2010	USD	9,181,475	CHF	9,591,000	635,908
10/5/2010	USD	32,476,026	EUR	24,075,607	391,770
10/5/2010	USD	7,411,137	GBP	4,828,670	197,830
10/5/2010	USD	3,846,087	JPY	334,356,657	156,301
10/5/2010	USD	8,952,493	NOK	57,861,297	927,334
10/5/2010	USD	14,749,075	SEK	112,923,744	2,028,270
1/7/2011	CHF	13,524,556	USD	13,872,833	15,844
1/7/2011	USD	696,255	JPY	58,163,057	758
1/7/2011	USD	4,260,225	NOK	25,092,297	3,004
1/7/2011	USD	12,156,240	SEK	82,149,744	17,691

					6,554,739

10/5/2010	AUD	3,972,000	USD	3,489,898	(355,992)
10/5/2010	CAD	9,848,529	USD	9,398,379	(201,136)
10/5/2010	CHF	23,115,556	USD	21,700,209	(1,960,958)
10/5/2010	EUR	24,075,607	USD	29,944,692	(2,923,105)
10/5/2010	GBP	632,000	USD	979,357	(16,542)
10/5/2010	JPY	273,599,657	USD	3,167,163	(107,938)
10/5/2010	NOK	57,861,297	USD	9,689,330	(190,496)
10/5/2010	SEK	112,923,744	USD	16,486,940	(290,405)
10/5/2010	USD	1,264,743	CAD	1,296,000	(1,512)
10/5/2010	USD	13,861,388	CHF	13,524,556	(17,603)
1/7/2011	CAD	8,786,529	USD	8,491,574	(53,449)
1/7/2011	EUR	20,083,607	USD	27,300,350	(98,578)
1/7/2011	USD	16,061,260	AUD	16,782,663	(726)
1/7/2011	USD	5,703,846	GBP	3,612,670	(14,768)

					(6,233,208)

Net Unrealized Appreciation (Depreciation)					$321,531

As of September 30, 2010, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Net Unrealized Appreciation (Depreciation)
Equity Contracts
MSCI Taiwan Index	(9)	10/28/2010	$(261,900)	$(90)
TOPIX Index	15	12/10/2010	1,484,020	14,963
S&P/TSX 60 Index	(27)	12/16/2010	(3,752,128)	(60,268)
SPI 200 Index	(77)	12/16/2010	(8,573,855)	3,728
AEX Index	15	12/17/2010	1,364,859	(1,024)
CAC 40 10-Year Euro	58	12/17/2010	2,922,199	(7,522)
DAX Index	26	12/17/2010	5,538,142	16,860
FTSE 100 Index	36	12/17/2010	3,136,821	37,157
S&P 500 E-mini Index	17	12/17/2010	966,195	17,808
Hang Seng Index	(18)	12/30/2010	(2,583,651)	928

				22,540

Interest Rate Contracts
10-Year Mini JGB	(5)	12/8/2010	(858,271)	(7,517)
Euro Bund	16	12/8/2010	2,870,853	(5,393)
Japan 10-Year Bond	(6)	12/9/2010	(10,300,694)	(91,812)
3-Month Euribor	(189)	12/13/2010	(63,821,975)	43,328
90-Day Eurodollar	100	12/13/2010	24,910,000	15,238
3-Month Sterling	180	12/15/2010	35,182,509	34,510
Australian 10-Year Bond	(259)	12/15/2010	(27,052,858)	61,553
Canada 10-Year Bond	(7)	12/20/2010	(863,050)	(5,907)
US 10-Year Note	146	12/21/2010	18,402,844	138,937
Long Gilt	92	12/29/2010	18,023,127	(13,820)
3-Month Euribor	(189)	3/14/2011	(63,754,244)	70,461
90-Day Eurodollar	101	3/14/2011	25,146,475	20,225
3-Month Sterling	180	3/16/2011	35,168,327	49,638
3-Month Euribor	(189)	6/13/2011	(63,699,414)	76,997
90-Day Eurodollar	101	6/13/2011	25,127,538	27,025
3-Month Sterling	181	6/15/2011	35,331,619	56,768
3-Month Euribor	(189)	9/19/2011	(63,654,260)	102,390
90-Day Eurodollar	101	9/19/2011	25,103,550	48,950
3-Month Sterling	182	9/21/2011	35,487,387	32,205

				653,776

Net Unrealized Appreciation (Depreciation)				$676,316

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited)

September 30, 2010

1 - Organization

The iShares® Diversified Alternatives Trust, or the “Trust,” is a Delaware statutory trust organized under the laws of the State of Delaware on July 30, 2009 and commenced operations on October 6, 2009. iShares® Delaware Trust Sponsor LLC is the sponsor of the Trust (“Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as currencies, interest rates and certain eligible stock and/or bond indices. Investments for the Trust’s portfolio are selected by BlackRock Fund Advisors (the “Advisor”), following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

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

Forward and futures contracts are derivative instruments and are valued at fair value. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statements of Operations. The current market value of all open futures contracts, whether traded on a United States exchange or a non-United States exchange, is determined by State Street Bank & Trust Company, as the “Trust Administrator.” Such current market value is based upon the settlement price for that particular futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a futures contract could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules, procedures or actions of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated is the primary basis for determining the market value of such position for such day.

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

For futures contracts, counterparty credit risk is minimized because futures contracts are exchange-traded and the exchange’s clearing house acts as a central counterparty to all exchange-traded futures contracts (although customers continue to have credit exposure to the clearing member who holds their account). Forward contracts are not exchange-traded, and are therefore subject to counterparty credit risk of The Royal Bank of Scotland plc, the prime broker of the Trust.

Please refer to Note 9 for additional disclosures regarding the Trust’s investments in forward and futures contracts.

C.	Cash and Cash Equivalents

The Trust defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

D.	Foreign Currencies

The Trust may hold foreign currencies as collateral for futures contracts traded on exchanges located outside the United States. Foreign currencies are translated into U.S. dollars at the prevailing spot exchange rate. Net realized gain or loss on foreign currencies on the Statements of Operations arises from the sale of such foreign currencies. Net change in unrealized gain or loss on foreign currency translation on the Statements of Operations arise from changes in foreign currency values resulting from changes in exchange rates during the period.

The Trust does not isolate the effect of fluctuations in foreign exchange rates from the effect of fluctuations in the market prices of securities. Such fluctuations are reflected by the Trust as a component of realized and unrealized gains and losses from investments for financial reporting purposes.

E.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

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

4 - Trust Expenses

The Trust incurs all brokerage commissions and other transaction related fees and expenses in connection with the trading activities of the Trust. These expenses are recorded as brokerage commissions and fees in the Statements of Operations as incurred.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2010 through September 30, 2010. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$49.52

Net investment loss	(0.31)
Net realized and unrealized gain	1.23

Net increase in net assets from operations	0.92

Net asset value per Share, end of period	$50.44

Ratio to average net assets:
Net investment loss (i)	(0.85)%
Expenses (i)	1.01%
Total return (ii)	1.86%

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

For the nine months ended September 30, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009, the average month-end notional amounts of open forward currency contracts were $100,860,597 and $11,078,712, respectively. For the nine months ended September 30, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009, the average month-end notional amounts of open futures contracts were $312,673,963 and $45,142,603, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of September 30, 2010 and December 31, 2009:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2010
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$6,554,739	Unrealized depreciation on forward currency contracts	$6,233,208
Equity contracts	Variation margin receivable on futures contracts	91,444	Variation margin payable on futures contracts	68,904
Interest rate contracts	Variation margin receivable on futures contracts	778,225	Variation margin payable on futures contracts	124,449
December 31, 2009
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$202,759	Unrealized depreciation on forward currency contracts	$150,826
Equity contracts	Variation margin receivable on futures contracts	111,279	Variation margin payable on futures contracts	93,696
Interest rate contracts	Variation margin receivable on futures contracts	51,819	Variation margin payable on futures contracts	195,081

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the nine months ended September 30, 2010:

	Statements of Operations Location	Realized Gain (Loss)		Change in Unrealized Appreciation/Depreciation
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$40,492		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		269,598
Equity contracts	Net realized gain (loss) on futures contracts	(612,760)[a]		—
	Net change in unrealized appreciation/depreciation on futures contracts	—		4,957	[b]
Interest rate contracts	Net realized gain (loss) on futures contracts	945,861	[a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		797,038	[b]

[a]	Net realized gain (loss) recognized on futures contracts is exclusive of $27,701 in brokerage commissions and fees.
[b]	Net change in unrealized appreciation/depreciation on futures contracts is inclusive of $95 in brokerage commissions and fees.

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

Forward currency contracts are not exchange-traded and do not have quoted prices for identical assets in active markets. These contracts are valued using pricing information obtained from third-party pricing vendors who derive the value of these contracts from observable market inputs such as expiration dates of forward contracts, forward rates and spot exchange rates. Therefore, forward currency contracts are classified as Level 2 investments.

Futures contracts are valued using settlement prices for the particular futures contract traded on the applicable exchanges. Futures contracts are classified as Level 1 investments, as quoted prices for identical assets in active markets are available.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$—	$87,269,463	$—	$87,269,463
Forward currency contracts	—	321,531	—	321,531
Futures contracts
Equity contracts	22,540	—	—	22,540
Interest rate contracts	653,776	—	—	653,776

Total futures contracts	676,316	—	—	676,316

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Results of Operations

The Trust invests in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year and short-term interest rates futures less than or equal to one year. See below for a discussion on the performance of the Trust for the quarter ended September 30, 2010 and the nine months ended September 30, 2010.

The Quarter Ended September 30, 2010

The Trust’s net asset value increased from $69,591,582 at June 30, 2010 to $95,822,065 at September 30, 2010. The increase in the Trust’s net asset value primarily resulted from an increase in outstanding Shares, which rose from 1,400,000 at June 30, 2010 to 1,900,000 at September 30, 2010, due to 500,000 Shares (5 Baskets) being created and zero Shares being redeemed during the period.

Net gain for the period was $1,326,906, resulting from a net investment loss of $174,084 and a net realized and unrealized gain of $1,500,990. For the quarter ended September 30, 2010, the Trust had a net gain of $199 on short-term investments, a net gain of $564,269 from forward currency contracts, a net loss of $262,766 from equity index futures, a net gain of $988,226 from fixed income futures, and a net gain of $197,606 from foreign currency translations. Net gain and loss for the period from futures contracts noted above is exclusive of $13,456 in brokerage commissions and fees.

The Nine Months Ended September 30, 2010

The Trust’s net asset value increased from $14,854,397 at December 31, 2009 to $95,822,065 at September 30, 2010. The increase in the Trust’s net asset value primarily resulted from an increase in outstanding Shares, which rose from 300,000 at December 31, 2009 to 1,900,000 at September 30, 2010, due to 1,600,000 Shares (16 Baskets) being created and zero Shares being redeemed during the period.

Net gain for the period was $1,307,390, resulting from a net investment loss of $344,850 and a net realized and unrealized gain of $1,652,240. For the nine months ended September 30, 2010, the Trust had a net gain of $199 on short-term investments, a net gain of $310,090 from forward currency contracts, a net loss of $607,803 from equity index futures, a net gain of $1,742,899 from fixed income futures, and a net gain of $179,249 from foreign currency translations. Net gain and loss for the period from futures contracts noted above is exclusive of $27,606 in brokerage commissions and fees.

Realized portfolio return volatility (annualized) for the Trust’s quarter ended and nine months ended September 30, 2010 was 4.0% and 4.5%, respectively. These values are measured based on the daily performance of the Trust. The Trust continues to maintain an expected annualized portfolio return volatility of 6% to 8%. The proprietary risk model uses more than 19 years of historical return data to calculate the expected annualized portfolio return volatility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of September 30, 2010.

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

In addition, in the event that forward contracts traded by the Trust were to be treated as swaps for Dodd-Frank Act purposes, the Trust may be required to execute its forward transactions on a CFTC regulated market and to clear each forward transaction through a CFTC regulated central clearing organization with the possible effect of decreasing general market liquidity, thereby adversely affecting available forward contract prices. In the event the Trust becomes subject to the clearing requirements in connection with its over-the-counter derivatives positions, any amounts of margin posted by the Trust to collateralize its positions with the CFTC regulated central clearing organization would decrease amounts available to fund other Trust investments and otherwise increase the Trust’s need for liquidity.

Regulatory and exchange position limits may restrict the creation of Baskets and the operation of the Trust.

Many U.S. futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Once the daily limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting the Trust to substantial losses.

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

The Trust may apply to the CFTC or to the relevant exchange or swap execution facility (if any of the forward contracts owned by the Trust would be treated as swaps for Dodd-Frank Act purposes), as appropriate, for relief from certain position limits. If the Trust applies and is unable to obtain such relief, the Trust’s ability to issue new Baskets, or the Trust’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities would cause the Trust to exceed applicable position limits. Limiting the size of the Trust may affect the correlation between the price of the Shares, as traded on the applicable U.S. futures exchange, and the net asset value of the Trust. Accordingly, the inability to create additional Baskets or add to existing positions in the desired amount could result in Shares trading at a premium or discount to NAV. See “Risks Relating to the Trust and Investment in the Shares – The NAV may not always correspond to the market price and, as a result, Baskets may be created or redeemed at a value that differs from the market price of the Shares” in Part I, Item 1A. “Risk Factors” of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010. It is possible that in the future, the CFTC or other regulators may change the rules concerning position limits in a manner that is either detrimental or favorable to the Trust. If the changes are detrimental to the Trust, the Trust’s ability to issue new Baskets, or the Advisor’s ability to reinvest income in additional commodity futures contracts, may be limited to the extent these activities would cause the Advisor or the Trust to exceed the applicable position limits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-153099), which was declared effective on November 12, 2009, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants consists of cash, which is invested in United States government securities and other financial instruments that, in compliance with the rules of the futures exchanges and other markets where the Trust trades, are eligible to secure the Trust’s trading obligations.

c)	No redemption of Shares occurred during the quarter ended September 30, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.2	Creation and Redemption Procedures incorporated by reference to Exhibit 4.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.3	Standard Terms of Authorized Participant Agreement incorporated by reference to Exhibit 4.3 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.1	Investment Advisory Agreement incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.2	Futures Commission Merchant Agreement incorporated by reference to Exhibit 10.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.3	Prime Brokerage Agency Agreement incorporated by reference to Exhibit 10.3 filed with Post Effective Amendment No. 2 to Registration Statement 333-153099 on October 12, 2010

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 12, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: November 12, 2010

*	The Registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the Registrant.