Form 10-K
period 2010-12-31
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2011-03-24
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

iShares® Product Research & Development

(Address of principal executive offices)

(415) 670-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares	NYSE Arca, Inc.
(Title of class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

As of June 30, 2010, the aggregate market value of the shares held by non-affiliates was $69,650,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE TRUST’S ANNUAL REPORT FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

PART I

Item 1. Business.

Summary

The iShares® Diversified Alternatives Trust (the “Trust”) is a Delaware statutory trust formed on July 30, 2009. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as commodities, currencies, interest rates or certain eligible stock and/or bond indices. Investments for the Trust’s portfolio are selected by BlackRock Fund Advisors (the “Advisor”), following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the “Sponsor” of the Trust. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Advisor serves as the commodity trading advisor of the Trust and is registered under the CEA. The Trust has delegated some of the administration of the Trust to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust.

The Trust offers Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 100,000 Shares (“Baskets”). These transactions take place only with certain broker-dealers with whom the Trust has entered into written arrangements regarding the issuance and redemption of Shares (we refer to these broker-dealers as “Authorized Participants”), in each case in exchange for a consideration per Share equal to the net asset value per Share announced by the Trust on the first Business Day after the purchase or redemption order is received by the Trust. A “Business Day” is defined as any day other than: (a) a Saturday or a Sunday; or (b) a day on which NYSE Arca, Inc. (“NYSE Arca”) is closed for regular trading. Only institutions that enter into an agreement with the Trust to become Authorized Participants may purchase or redeem Baskets. The Trust has delegated the processing of creation and redemption orders of Baskets to SEI Investments Distribution Co. (the “Processing Agent”).

The activities of the Trust are limited to:

(1)	issuing Baskets in exchange for cash

(2)	paying out of Trust assets any Trust expenses and liabilities not assumed by the Sponsor

(3)	delivering proceeds consisting of cash in exchange for Baskets surrendered for redemption

(4)	depositing any required margin in the form of cash or other eligible assets with domestic futures commission merchants, foreign futures brokers or other financial intermediaries or dealers and

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

The Sponsor maintains an Internet website at www.ishares.com, through which monthly account statements and the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective of the Trust

The investment objective of the Trust is to maximize absolute returns from its investments in certain futures and/or forward contracts that the Advisor selects, following strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more commodities, currencies, interest rates or certain eligible stock and/or bond indices, and seek to reduce the risks and volatility inherent in these investments by taking long and short positions in historically correlated assets. The Trust also expects to earn interest on some or all of the assets used to collateralize its trading positions. The return on assets in the Trust, if any, is not intended to track the performance of any index or other benchmark.

Secondary Market Trading

While it is anticipated that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV (as defined below). The NAV will fluctuate with changes in the market value of the Portfolio. The trading price of the Shares will fluctuate in accordance with changes in their NAV, intraday changes in the value of the Portfolio, market supply and demand and other factors. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, on which the Shares trade, and the principal markets on which the futures and forward contracts in the Portfolio trade. For example, while the Shares trade on NYSE Arca until 4:15 p.m. (New York time), liquidity in the markets for the derivative instruments or the assets underlying the instruments held by the Trust may be reduced after the close of the principal markets for these instruments or underlying assets. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during this “gap” in market trading hours.

Computation of Trust’s Net Asset Value

On each Business Day, as soon as practicable after the close of regular trading of the Shares on NYSE Arca (normally 4:15 p.m., New York time), the Trustee determines the net asset value of the Trust, the “NAV” and the amount equal to the product of the NAV and the number of Shares constituting a Basket (“Basket Amount”) as of that date. The NAV is the net asset value of the Trust divided by the number of outstanding Shares.

“Net asset value of the Trust” means the total assets of the Trust including all cash and cash equivalents or other debt securities less total liabilities of the Trust, each determined on the basis of generally accepted accounting principles in the United States of America, consistently applied under the accrual method of accounting. In particular, net asset value of the Trust includes any unrealized profit or loss on open forward contracts and futures contracts, and any other credit or debit accruing to the Trust but unpaid or not received by the Trust.

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

Trust Expenses

The Sponsor is obligated under the trust agreement to pay the following administrative, operational and marketing expenses:

(1)	the fees of the Trustee, the Advisor, the Delaware Trustee, the Trust Administrator and the Processing Agent

(2)	NYSE Arca listing fees

(3)	printing and mailing costs

(4)	audit fees

(5)	fees for registration of the Shares with the SEC

(6)	tax reporting costs and

(7)	legal expenses up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses.

In recognition of it paying these expenses, the Sponsor is entitled to receive as the “Sponsor’s Fee” an allocation that accrues daily at an annualized rate equal to 0.95% of the Adjusted Net Asset Value of the Trust and is payable by the Trust monthly in arrears.

The Sponsor and the Trustee may amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the trust agreement.

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets.

The following expenses are also paid out of the assets of the Trust:

•	the Sponsor’s Fee;

•	any expenses of the Trust that are not assumed by the Sponsor;

•	any taxes and other governmental charges that may fall on the Trust or its property;

•	any expenses of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expenses of any action taken by the Trustee or the Sponsor to protect the Trust or the rights and interests of holders of the Shares; and

•	any indemnification of the Sponsor or the Advisor.

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

Creation of Baskets

The Trust offers Baskets on a continuous basis to Authorized Participants. To order the issuance of a new Basket, an Authorized Participant must submit a purchase order to the Processing Agent prior to 4:00 p.m. (New York time) on a Business Day which does not immediately precede two or more days on which there is no scheduled exchange trading session for one or more of the futures contracts purchased or sold, or that may be purchased or sold, by the Trust on such day (“Eligible Business Day”). Purchase orders received after 4:00 p.m. (New York time) on an Eligible Business Day, or on a day that is not an Eligible Business Day will be treated as received on the next following Eligible Business Day. A purchase order received on an Eligible Business Day that immediately precedes a day on which there is no scheduled exchange trading session for one or more of the futures contracts purchased or sold, or that may be purchased or sold, by the Trust on such day is referred to as a “Special Purchase Order.”

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

Redemption of Baskets

The Trust redeems Baskets on a continuous basis from Authorized Participants. To redeem a Basket, an Authorized Participant must submit its redemption order to the Processing Agent prior to 4:00 p.m. (New York time) on a day that is an Eligible Business Day. Redemption orders received after 4:00 p.m. (New York time) on an Eligible Business Day, or on a day that is not an Eligible Business

Day will be treated as received on the next following Eligible Business Day. A redemption order received on an Eligible Business Day that immediately precedes a day on which there is no scheduled exchange trading session for one or more of the futures contracts purchased or sold, or that may be purchased or sold, by the Trust on such day is referred to as a “Special Redemption Order.”

After submitting a redemption order on an Eligible Business Day, the redeeming Authorized Participant must, not later than 6:00 p.m. (New York time) on the same day, either:

(i) confirm in writing to the Settlement Agent that the Shares comprising the Baskets to be redeemed have been transferred by the redeeming Authorized Participant from its account at the Depository Trust Company (“DTC”) to the Settlement Agent’s account at DTC, or

(ii) deposit with the Settlement Agent an amount per Basket to be redeemed equal to 105% (110% in the case of a Special Redemption Order) of the Basket Amount announced by the Trust on the immediately preceding Business Day (the “Deposit Amount”).

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

Item 1A. Risk Factors.

Risks Relating to Regulatory Requirements

Changes to the regulatory regime applicable to futures contracts may have an adverse effect on the ability of the Trust to pursue its strategies and, therefore, may result in a decreasing value of the Shares.

The U.S. futures markets are subject to comprehensive regulation, not only by the CFTC but also by self-regulatory organizations, including the National Futures Association (the “NFA”) and the exchanges on which the futures contracts are traded. As with any regulated activity, changes in the regulations applicable to the U.S. futures markets may have unexpected results. For example, changes in the amount or quality of the collateral that traders in futures contracts are required to provide to secure their open positions, or in the limits on the number or size of positions that a trader may have open at a given time, may adversely affect the ability of the Trust to enter into certain transactions that could otherwise present lucrative opportunities.

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

Some of these measures have been addressed in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010. Pursuant to the mandate under the Dodd-Frank Act, the CFTC has proposed rules that will set speculative position limits on futures and options on physical commodities (including energy) and economically equivalent over-the-counter derivatives. As authorized by the Dodd-Frank Act, the CFTC has also proposed to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. The Dodd-Frank Act also significantly narrows the availability of the bona fide hedging exemptions to certain market participants. Although the CFTC may exempt persons, contracts or transactions or classes thereof from the speculative position limit requirements, regulatory action pursuant to the Dodd-Frank Act may impose new limitations on the size of futures positions that may be carried by the Trust.

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

The Dodd-Frank Act provides for significant reforms of the over-the-counter derivatives markets and grants significant authority to the SEC and the CFTC to regulate the over-the-counter derivatives and market participants. For example, the Dodd-Frank Act provides that within one year of its enactment, any person who maintains a substantial position in certain swaps (other than for hedging or mitigating its own commercial risks) will be required to register with the CFTC as a “major swap participant.” It is yet unclear whether forward contracts owned by the Trust will be treated as swaps for purposes of the Dodd-Frank Act registration requirements. This is to be determined at a later date by the Department of Treasury. Further, the CFTC has not yet finalized any guidance as to what would constitute a substantial position in the relevant swap category for purposes of the Dodd-Frank Act. Until the relevant guidance is finalized, it is unclear if the Trust will be subject to registration requirements applicable to major swap participants under the Dodd-Frank Act. Should the registration be required, the Trust would incur additional administrative costs relating to recordkeeping and reporting requirements.

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

In addition, the CFTC and the U.S. futures exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in derivatives traded on such exchanges. All accounts owned or managed by commodity trading advisors, such as the Advisor, their principals and their affiliates are typically combined for position limit purposes. Further, the Dodd-Frank Act would require each swap execution facility to establish position limits with respect to swaps subject to clearing requirements. The Advisor may in the future reduce the size of positions that would otherwise be taken for the Trust or not trade in certain markets on behalf of the Trust in order to avoid exceeding such limits. Modification of trades that would otherwise be made by the Trust, if required, could adversely affect the Trust’s operations and profitability. A violation of position limits by the Advisor could lead to regulatory action resulting in mandatory liquidation of certain positions held by the Advisor on behalf of its accounts. There can be no assurance that the Advisor will liquidate positions held on behalf of all the Advisor’s accounts in a proportionate manner. In the event the Advisor chooses to liquidate a disproportionate number of positions held on behalf of the Trust at unfavorable prices, the Trust may incur substantial losses.

The Trust may apply to the CFTC or to the relevant exchange or swap execution facility (if any of the forward contracts owned by the Trust would be treated as swaps for Dodd-Frank Act purposes), as appropriate, for relief from certain position limits. If the Trust applies and is unable to obtain such relief, the Trust’s ability to issue new Baskets, or the Trust’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities would cause the Trust to exceed applicable position limits. Limiting the size of the Trust may affect the correlation between the price of the Shares, as traded on NYSE Arca and the NAV. Accordingly, the inability to create additional Baskets or add to existing positions in the desired amount could result in Shares trading at a premium or discount to NAV. See “Risk Factors—Risks Relating to the Trust and Investment in the Shares—The NAV may not always correspond to the market price of the Shares and, as a result, Baskets may be created or redeemed at a value that differs from the market price of the Shares.”

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

If any of the relevant futures exchanges or over-the-counter market participants imposes substantially higher margin requirements, the Trust may be unable to either realize expected returns or to fully implement its trading strategies as a result of substantially greater margin obligations.

Risks Relating to Commodities Markets

The price of the Shares fluctuates as a result of fluctuations in the prices of any commodities underlying the futures contracts owned by the Trust. Commodity prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares.

The price of the Shares depends on the value of the investments in the Portfolio. To the extent that the Portfolio includes long or short positions in futures contracts the value of which is linked to the price of an underlying commodity, the Trust, and therefore the Shares, are exposed to fluctuations in the price of one or more underlying commodities. The prices of certain physical commodities have been extremely volatile at times during the past several years. Depending on the level and type of fluctuation of these commodities, and whether the Portfolio includes long or short positions with respect to those assets, the value of commodity futures contracts that may be held by the Trust, and consequently the value of the Shares, may be adversely affected. Commodities prices are affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global macroeconomic factors, and government regulation of commodities or commodity futures markets. These factors cannot be controlled by the Trust, the Sponsor or the Advisor. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss if you need to sell your Shares when the value of the commodity futures contracts held by the Trust is lower than it was when you made your investment. These fluctuations can affect your investment, regardless of the length of time you intend to hold your Shares.

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

Conversely, several factors may trigger a temporary increase in the price of the underlying commodities. The price of a commodity underlying a commodity-linked futures contract held by the Trust may be affected by several other factors, including:

•

Large purchases or sales of physical commodities by the official sector. Governments and large institutions have large commodities holdings or may establish major commodities positions. For example, a significant portion of the aggregate world gold holdings is owned by governments, central banks and other institutions of the official sector. Similarly, nations with centralized or nationalized oil production and organizations such as OPEC control large physical quantities of crude oil. If one or more of these or similar institutions decides to buy or sell any commodity in amounts large enough to cause a change in world prices, the value of any trading positions held by the Trust and the price of the Shares could be adversely affected.

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

Prospective investors in the Shares should also keep in mind that the change in the price of the Shares that follows a change in the price of a commodity underlying futures contracts owned by the Trust will not always be in the same direction as the change in the price of that underlying commodity. Depending upon the nature of the Trust’s position with respect to the underlying commodity, it may be the case that a decrease in the price of the underlying commodity has a positive impact on the price of the Shares, or that an increase in the price of the underlying commodity has a negative impact on the price of the Shares. The Trust’s use of leverage has the potential to magnify the impact of fluctuations in the price of underlying commodities on the value of the Trust’s assets. See “Risk Factors—Risks Relating to Derivative Contracts—The Trust’s use of leverage and/or short positions involves certain risks, including potentially high volatility and magnified losses in the underlying assets, and should be considered to be speculative.”

Historical performance of specific commodities or commodity indices is no guide to their future performance or to the future performance of the Shares.

At any given time, the Trust may be exposed to changes in the prices of one or more commodities. Even at a time when the prices of some or most commodities are increasing, it is possible for the price of the Shares to decrease as a result of lack of exposure to such commodities, mistaken anticipation by the Advisor of the direction in which the price of the commodity would move or many other factors. Therefore, there are no external indicators of how the Shares will perform. Because the Trust does not track or seek to replicate any commodity index or other similar benchmark, the past performance of any commodity index is not necessarily indicative of the future performance of the Shares. You may lose some or all of your investment in the Shares, even during times when commodities indices are showing positive returns.

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

Risks Relating to Currency Markets

The price of the Shares fluctuates as a result of fluctuations in the exchange rates of currencies underlying any currency-linked futures or forward contracts owned by the Trust. Exchange rates may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares.

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

Conversely, unusual purchases of a currency by members of the official sector may have the effect of increasing the price of that currency, which could adversely affect the value of Trust investments linked to that currency and, consequently, the performance of the Shares.

A country’s decision to abandon its current currency and adopt a new one could have adverse consequences for the value of any positions related to the old currency that the Trust may hold at the time.

A country’s decision to abandon its currency at a time when the Trust has investments in futures and/or forward contracts, the value of which depend on the value of such currency, could have adverse effects for the value of the Trust’s contracts and, therefore, for the Trust’s investment strategy and/or the price of the Shares. For example, as members of the European Union, the United Kingdom and Sweden have the option to adopt the euro as their currency in lieu of the British Pound Sterling and the Swedish Krona, respectively. Similarly, although Switzerland is not currently a member of the European Union, it may in the future decide to join. If Switzerland joins the European Union, it will have the option to adopt the euro as its currency in lieu of the Swiss Franc. If any of the United Kingdom, Sweden or Switzerland adopt the euro as its currency by official act, the value of its currency could depreciate, depending on, among other things, the relative value of its currency and the euro, the conversion ratio of its currency per euro and the timing of the adoption of the euro. If the British Pound Sterling, the Swedish Krona or the Swiss Franc declines in value at a time when the Trust has investments linked to that currency, the value of the currencies-linked derivative instruments held by the Trust and, in turn, the price of the Shares may be adversely affected.

Risks Relating to U.S. Government and Sovereign Debt Markets

Investing in debt obligations of the U.S. government creates exposure to credit and interest rate risk.

The Trust may invest in U.S. government debt instruments, which are U.S. Treasury bills, notes and bonds of varying maturities that are backed by the full faith and credit of the United States government. The U.S. government debt instruments in which the Trust invests may be subject to credit risk and interest rate risk. Credit risk refers to the possibility that the issuer of a security will be unable to make interest payments and/or repay the principal on its debt. Interest rate risk refers to the fluctuations in the value of a fixed-income security resulting from fluctuations in the general level of interest rates. While the credit risk associated with U.S. government securities generally is considered to be minimal, the interest rate risk can be substantial, and such risks may vary unpredictably over time. U.S. government securities generally offer lower yields than other fixed-income securities, making them more susceptible to changes in interest rates. Thus, a rise in the general level of interest rates may cause the value of the Portfolio’s U.S. government securities or U.S. government securities-linked derivative contracts to fall substantially. In addition, recent historically high deficit spending by the U.S. government has necessitated additional issuances of U.S. government securities, which may result in a significant decline in yields. A continuing rise in the level of the U.S. government deficit may lead to a further increase in the U.S. government borrowings and could be associated with an increase in the interest rates paid on U.S. government securities. Any such increase would adversely affect the value of U.S. government securities held by the Trust and, therefore, the value of the Shares. In addition, the Trust may become exposed to a greater credit risk with respect to U.S. government securities, which may cause a considerable decline in the value of the Portfolio.

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

Interest rate movements directly affect the price of the interest rate futures positions held by the Trust and indirectly the value of its security index futures and currency forward positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. Because interest rates move up and down, interest rate futures contracts held by the Trust may trade at a premium some of the time and at a discount at other times. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and other G-7 countries. However, the Trust may also take futures positions in the interest rates and currencies of other nations.

Risks Relating to Security Index Futures Markets

Investing in security index futures contracts creates exposure to the performance of the underlying index.

The Trust may trade in certain stock or bond index futures that are designed to track the value of broader market indices (such as the Dow Jones Industrial Average, the NASDAQ 100 Index or the Barclays Aggregate Bond Index). The value of the stock and bond index futures contracts and the underlying broader market index may vary due to disruptions in the markets for the relevant index assets, the imposition of speculative position limits (as discussed in “Risk Factors—Risks Relating to Regulatory Requirements—Regulatory and exchange position limits may restrict the creation of Baskets and the operation of the Trust.”), or due to other extraordinary circumstances. Further, some or a significant part of the securities (stocks or bonds) in the underlying index may in turn be subject to specific risks that may affect the performance of the index and, consequently, the value of the Shares. In particular, to the extent that some or a significant part of the securities (stocks or bonds) in the index are subject to risks associated with emerging markets (either because their issuers are from, or are located or have extensive operations in emerging market countries), the performance of the index may be subject to the uncertainties that characterize an investment in an emerging market economy (such as political risks, lack of transparency, and different regulatory and legal systems). These risks may have an adverse effect on the index and the price of the Shares.

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

The Trust may trade in U.S. exchange-traded futures contracts as a means to achieve its investment objectives. Futures exchanges in the United States are subject to regulation under the CEA by the CFTC, the governmental agency currently responsible for regulation of futures exchanges and trading on those exchanges.

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

Certain foreign currencies markets in which the Trust effects its transactions are over-the-counter or “interdealer” markets. Unlike exchange-traded futures contracts, the counterparty to an over-the-counter forward contract is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. Participants in over-the-counter markets are typically not subject to the same credit evaluation and regulatory oversight as are members of “exchange-based” markets. To the extent that the Trust trades in over-the-counter transactions, the Trust may take a credit risk with regard to parties with which it trades and also may bear the risk of settlement default. These risks may differ materially from those involved in exchange-traded futures transactions, which generally are characterized by clearing organization guaranties, daily marking-to-market and settlement, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between two counterparties generally do not benefit from these protections, which in turn may subject the Trust to the risk that a counterparty will not settle a transaction in accordance with agreed terms and conditions because of a dispute over the terms of the contract or because of a credit or liquidity problem. This counterparty risk is increased for contracts with longer maturities when events may intervene to prevent settlement. The ability of the Trust to transact business with any one or any number of counterparties, the lack of any independent evaluation of the counterparties or their financial capabilities, and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

Further, if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, the Trust may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Trust may obtain only limited recovery or may obtain no recovery in such circumstances. In addition, the Trust may enter into agreements with a limited number of counterparties, which may increase the Trust’s exposure to counterparty credit risk. Recent events in the financial markets have had an adverse impact on the credit markets, which have experienced high volatility and disruption since 2007, resulting in a significantly increased counterparty credit risk.

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

In addition, the Trust will depend on the services of one or more prime brokers to carry out certain foreign currency forward transactions. At any time, a substantial portion, or all, of the Trust’s cash and securities may be held as collateral by the prime broker against margin obligations or deposited with the prime broker for safekeeping. Unlike futures commission merchants, prime brokers are not required to segregate all funds received from customers from prime broker’s proprietary assets. In addition, the prime brokerage agreements permit the prime broker to pledge or otherwise hypothecate the Trust’s investment securities subject to certain limitations. As such, in the event of the insolvency of a prime broker, the Trust might not be able to recover equivalent assets in full, as the Trust may rank among the prime broker’s unsecured creditors in relation to assets which the prime broker owns, borrows, lends or otherwise uses.

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

Although the Advisor has been registered under the CEA as a commodity trading advisor since April 5, 1993, it has never been responsible for an actively managed commodity pool other than the Trust. To date, the Advisor’s only experience as a commodity trading advisor to a registered commodity pool other than the Trust has been as advisor to the iShares® S&P GSCI™ Commodity-Indexed Investment Pool LLC, a company that seeks to track the performance of the iShares® S&P GSCI™ Total Return Index by investing in one specified futures contract the performance of which is intended to correspond to changes in such index. When directing investments for the iShares® S&P GSCI™ Commodity-Indexed Investment Pool LLC, the Advisor does not exercise the type of discretion, or apply the types of strategies that are necessary for the success of the investments in the Trust’s Portfolio; to the contrary, its responsibilities are limited to directing the acquisition of a single futures contract on the same terms that are available to any other investor purchasing the same futures contract at the same time.

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

In addition, neither of Messrs. Alan Mason and Ryan Braniff, the two individuals that are primarily responsible for Portfolio management decisions with respect to the Trust, have ever managed an investment vehicle other than the Trust or applied strategies similar to those used by the Trust. Accordingly, they may not be relied upon to compensate for the Advisor’s institutional lack of experience with investment vehicles like the Trust.

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

The Advisor identifies and evaluates potential investment opportunities for the Trust using proprietary analytical and business models that have been built and are updated on the basis of historical data collected or derived from several sources that track the performance of different variables across markets deemed relevant to its investment decisions by the Advisor. In the process of building these models, the Advisor has relied and will rely on assumptions that the Advisor deems reasonable under the circumstances. Although the Advisor is expected to take reasonable care to ensure the reliability of the sources used, the accuracy of the information derived from such sources and the reasonableness of its assumptions, the possibility for error remains. In addition, even in circumstances in which the sources are reliable, the information is accurate and the assumptions are reasonable, it is possible for a model to fail to perform as expected in the face of new market conditions, changing economic or regulatory environments or other unanticipated circumstances not built into the model. Investors in the Shares should be aware that, if the models used by the Advisor in its investment decisions prove to be defective or become inadequate in light of the circumstances prevailing at the time they are used in connection with investment decisions for the Trust, the returns anticipated by the Advisor may fail to materialize, substantial losses may occur and as a result, the price of the Shares could be adversely affected. Consequently, you could lose all or substantially all of your investment in the Trust.

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

The Advisor utilizes, among others, relative value trading strategies which are composed of positions in contracts relating to two or more assets the prices of which are expected to either converge or diverge and, in theory, mitigate the absolute price risk associated with taking an outright, unhedged position in respect of a single asset, and may be based upon historical price relationships and intended to neutralize the adverse (and positive) price effects of macro-economic events and trends. However, relative value strategies are subject to certain risks. The success of the Advisor’s trading activities depends, among other things, on the Advisor’s ability to identify unjustified or temporary discrepancies between the fundamental value and the market price of an asset or between the market prices of two or more assets whose prices are expected to move in relation to each other and to exploit those discrepancies to derive a profit to the extent that the Advisor is able to anticipate in which direction the relative values or prices will move to eliminate the identified discrepancy. For example, a relative value strategy may fail to profit fully or at all or may suffer a loss or a greater loss due to a failure of the component contract prices to converge or diverge as anticipated. This may occur with respect to prices relating to all or only certain contract maturities and may result from an unanticipated backwardation or contango of contract prices or other reversal of historic or expected relationships. See “Risk Factors—Risks Relating to Commodities Markets—During a period when commodity prices are fairly stationary, “backwardation” or “contango” in the prices of the commodity-linked futures contracts held by the Trust may cause the price of your Shares to decrease.”

Identification and exploitation of the investment opportunities to be pursued by the Advisor involve a high degree of uncertainty. If what the Advisor perceives to be an unjustified or temporary price or value discrepancy posing an investment opportunity is nothing more than a price differential due to reasons not likely to disappear within the time horizon of an investment made by the Trust, if the Advisor fails to anticipate the direction in which the relative prices or values will move to eliminate a discrepancy, or if the Advisor has incorrectly evaluated the extent of the expected spread relationships, so that, for example, the value of the Trust’s long positions appreciates at a slower rate than the value of the Trust’s short positions in related assets, then the expected returns for the Trust will not materialize, and the Trust may sustain a loss that will adversely affect the price of the Shares.

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

The Trust is subject to actual and potential conflicts of interest involving the Sponsor, the Clearing FCM, the Trustee and the Advisor. The Advisor, the Trustee and the Sponsor are affiliates, and the Clearing FCM’s ultimate parent entity has an interest in the Sponsor, the Trustee and the Advisor’s ultimate parent entity. Because of these relationships, the Sponsor may have a disincentive to replace the Clearing FCM, the Trustee or the Advisor, regardless of their performance.

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

The Trust is exposed to the Clearing FCM’s creditworthiness, as well as to its ability to provide services in a competent and cost-efficient manner. While the Sponsor believes that the selection of Barclays Capital Inc. as Clearing FCM has been made without regards to its relationship to the Sponsor, the Trustee and the Advisor, and that Barclays Capital Inc.’s services have been retained on competitive terms, there is no assurance that the situation will not change in the future and that, if it does, the Trustee or the Sponsor will be prepared to replace the Clearing FCM with another entity that could provide better services to the Trust or similar services on a more competitive basis.

The Sponsor has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the owners of beneficial interests in the Shares (“Shareholders”).

Risks Relating to the Trust and Investment in the Shares

The Trust is subject to the risks associated with being newly organized.

The Trust was organized relatively recently and does not have a long record of performance. The success of the Trust will depend on a number of conditions that are beyond its control. These conditions include the level of acceptance by the investor community of an investment vehicle such as the Trust, which has not been offered to retail investors before, the Trust’s ability to raise sufficient funds to be able to efficiently engage in derivatives trading and the Advisor’s ability to identify profitable trading opportunities for the Trust. There is a substantial risk that the investment objectives of the Trust will not be met. Neither the Sponsor nor the Advisor has been responsible for an actively managed, publicly offered commodity fund other than the Trust. If the experience of the Sponsor and the Advisor and their principals is not adequate or suitable to manage investment vehicles such as the Trust, the operations of the Trust may be adversely affected.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although the Shares are listed for trading on NYSE Arca, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, will likely be lower than that you would receive if an active market did exist.

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

The Trust commenced trading on November 16, 2009; consequently, there is only a limited performance history you can use to evaluate your investment in the Trust. Although past performance is not necessarily indicative of future results, if the Trust had a longer performance history, that history might provide you with more information on which to evaluate an investment in the Trust. As the Trust has not developed any meaningful performance history, you will have to make your decision to invest in the Trust based upon other factors.

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

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Trust’s assets. The trading prices of Shares are expected to fluctuate in accordance with changes in the NAV, intraday changes in the value of the investment portfolio held by the Trust and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, on which the Shares trade, and markets for the instruments, or the assets underlying the instruments, held by the Trust. While the Shares trade on NYSE Arca until 4:15 p.m. (New York time), liquidity in the markets for the derivative instruments, or the assets underlying the instruments, held by the Trust and trading on certain other exchanges or trading facilities during different time frames may be reduced after the close of the principal markets for those instruments or underlying assets. Consequently, liquidity in the instruments held by the Trust may be reduced at the close of trading at the applicable underlying market. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during the time when NYSE Arca is open and certain other applicable markets are closed.

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

The Trust is subject to the fees and expenses described in this annual report, which are payable irrespective of profitability. These fees and expenses include an allocation to the Sponsor, or Sponsor’s Fee, that accrues daily at an annualized rate equal to 0.95% of the adjusted net asset value of the Trust and is payable by the Trust monthly in arrears. Additional charges may apply to the Trust. The Trust is expected to earn interest income. If interest income falls below the amount required to cover the Trust’s fees and expenses, the Trust needs to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the interest rate environments, the expenses of the Trust could, over time, result in losses to your investment therein. You may never achieve any gains, significant or otherwise, on your investment in the Shares.

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

The trust agreement provides the Sponsor with broad discretion to liquidate the Trust at any time the Sponsor determines that liquidation is advisable. It cannot be predicted when or under what circumstances, if any, the Sponsor would exercise its discretion to liquidate the Trust. A liquidation could cause you to suffer a loss on your investment in the Shares.

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

Because creation and redemption orders can be placed at any time before 4:00 p.m. (New York time), it is possible that, by the time a creation or redemption order is received by the Trust, one or more of the futures exchanges on which the Trust would need to trade to establish new or to liquidate one or more existing positions may be closed or about to close and that the Trust may need to wait until the following trading day. For this reason, if a creation or redemption order is communicated to the Trust on a Business Day that precedes two consecutive days when there is no scheduled trading session in one or more of the futures exchanges that the Trust may need to trade on to establish new or liquidate existing positions, that creation or redemption order is not considered “received” by the Trust (and, therefore, the time to deliver the Shares or to pay the redemption price to the Authorized Participant placing the order does not begin to run) until the first Eligible Business Day thereafter. This may result in the Trust settling creation or redemption orders later than an Authorized Participant might have expected, and this delay may reduce the liquidity of the Shares. The Portfolio is expected to hold numerous futures contracts from time to time, potentially including those that trade on the following exchanges: Chicago Board of Trade, Chicago Mercantile Exchange, Commodity Exchange, Inc., Eurex, Hong Kong Futures Exchange, ICE Futures US Softs, Intercontinental Exchange, Kansas City Board of Trade, Korea Exchange, London Metal Exchange, Meff Renta Variable (Madrid), Montreal Exchange, New York Mercantile Exchange, NYSE LIFFE— Amsterdam, NYSE LIFFE—London, NYSE LIFFE—Paris, NASDAQ OMX Nordic Exchange, Optivas Market Sweden, Singapore Exchange, South Africa Futures Exchange, Sydney Futures Exchange, Tokyo Financial Exchange, and Tokyo Stock Exchange. These exchanges’ holiday schedules should therefore limit the ability to create and redeem Shares.

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). For example, the provisions of the Investment Company Act that limit leverage and transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust. While iShares® Delaware Trust Sponsor LLC, as the Sponsor, is registered under the CEA as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered under the CEA as a commodity trading advisor, the nature and degree of the regulation to which they are subject differ from the regulatory scheme imposed under the Investment Company Act.

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

The Shares have are listed for trading on NYSE Arca under the symbol ALT. Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the value of the Shares and the NAV is not made available as required by NYSE Arca. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged.

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

Item 3. Legal Proceedings.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On November 16, 2009, the Shares commenced trading on NYSE Arca under the symbol “ALT.” For each of the quarters during the fiscal year ended December 31, 2010 and the period from November 16, 2009 through December 31, 2009, the high and low sale prices of the Shares as reported for transactions on the NYSE Arca were as follows:

Year Ended December 31, 2010	High	Low
First Quarter	$49.98	$49.17
Second Quarter	$50.72	$49.58
Third Quarter	$50.66	$49.38
Fourth Quarter	$51.20	$50.21

Period from November 16, 2009 through December 31, 2009	High	Low
Fourth Quarter	$50.71	$49.23

The number of Shareholders of record of the registrant as of February 28, 2011 was approximately 16,501.

The Trust made no distributions to Shareholders during the fiscal year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009. The Trust has no obligation to make periodic distributions to Shareholders.

b) Not applicable.

c) No redemptions of Shares occurred during the fourth quarter of the year ended December 31, 2010.

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2010 and 2009*)

(Dollar amounts in 000’s, except for per Share amounts)

	December 31,
	2010	2009*
Total assets	$116,816	$15,143
Total gain (loss) on sales of short-term investments and forward currency and futures contracts	$3,746	$(67)
Net gain (loss)	$1,190	$(172)
Weighted-average Shares outstanding	1,346,575	232,184
Net gain (loss) per Share	$0.88	$(0.74)
Net cash flows	$3,310	$167

*	For the period from October 6, 2009 (commencement of operations) through December 31, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Trust, the Sponsor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Overall Performance

The Trust returned 1.84%, net of fees and transaction costs, for the year ended December 31, 2010 (the “reporting period”). Positive performance was largely driven by the currency and the long-term fixed income market investments. However, the equity and short-term fixed income market investments detracted from the overall performance.

Market Environment/Background

The markets were relatively volatile during the reporting period. Uncertainty about the global recovery, its sustainability, and fear of a double dip recession were some of the important elements that shaped markets across the world. These concerns were fueled by mixed global economic data, persistent high unemployment in the U.S., European Union sovereign credit risk distress, and the fear of the contagion effect. These issues left the markets with a weak sentiment for the first half of the year and made investors cautious about taking risks. However, some optimism took hold in the second half of the year as more encouraging economic news was released.

Equity and currency markets struggled in the first half of the year as mounting pressure on sovereign debt was back in the limelight. Greece’s fiscal situation was the main concern and other European countries, such as Spain, Portugal, and Ireland, took center stage later. These concerns jolted the currency market and the euro fell below U.S. $1.20, a four-year low. The ramification of these kinds of concerns also forced some typical hedge fund currency strategies to unwind their positions between May and July 2010. However, the results of the European Union area stress tests for financial institutions, released mid-year, had some calming effects on the markets and the added transparency helped reduce the potential contagion effect.

Despite the concerns over the jobless recovery in the U.S., the steady gross domestic product (GDP) growth, positive earnings from blue chip companies, a second quantitative easing policy in the U.S. put forward by the Federal Reserve, and the extension of the Bush-era tax cuts provided a strong rally in the U.S. equity markets in the second half of the year.

Trust’s Strategies’ Performance

Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) delivered a 2.51% return for the reporting period (see figure 1). Uncertainty in the global market recovery and relatively volatile markets attracted investors to safer assets and encouraged a flight to quality. On average, large long positions in U.S. Treasury bonds and United Kingdom gilts combined with the overall average large short position in the Australian bond markets added a positive contribution to the Trust’s performance. However, the overall short positions in the Canadian and Japanese government bonds detracted from performance.

Trust’s investments in futures on short-term bonds (bonds with maturities of less than one year) underperformed and delivered (0.90)% for 2010 (see figure 1). The short-term end of the yield curve was volatile and did not allow for the markets to establish a sizeable trend that momentum strategies could take advantage of. Performance from the overall large long euro-sterling asset was the largest positive contributor, while the short position in Euribor underperformed and pushed the strategy’s performance into the negative territory.

The Trust’s investments in equity markets delivered a negative performance of (0.49)% during the reporting period (see figure 1). In general, equity markets had a poor performance in early 2010 and tumbled for the first half of the year. Uncertainty about the global recovery and European Union sovereign debt default risk were frequently brought into the spotlight. The underperformance in the Trust’s equity market investments was driven by the short positions in Hong Kong and Canadian equity markets. Meanwhile, on average, the long positions in the German and Japanese equity markets contributed positively to the performance of this asset class during the reporting period.

The Trust’s investments in currency markets performed well during the reporting period and delivered a 1.51% return (see figure 1). The main contributors to the performance were the overall large long positions in the Australian dollar, Swedish krona, and Norwegian krone. Meanwhile, the large short positions in the euro and Swiss franc contributed negatively to the performance of the currency portfolio in 2010.

The Trust exploited three strategies (namely, relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the reporting period. Of these three strategies, the carry and relative value strategies delivered positive returns of 5.29% and 0.86%, respectively. The momentum strategy, on the other hand, had a negative contribution of (3.31)%. The underperformance in the momentum strategy was the result of highly volatile and range bound markets, which do not allow for the establishment of sizeable trends that market neutral long/short momentum techniques could benefit from. See figure 2 for the performance of each strategy during the reporting period.

The Trust realized portfolio return volatility of 4.7% for the reporting period, based on the daily performance of the Trust. This low return volatility, relative to the Trust’s stated target, is partly due to higher than usual correlations among assets within each asset class and low or negative correlations among the three strategies employed by the Trust. The Trust continues to maintain an expected annualized portfolio return volatility of 6% to 8%. The proprietary risk model uses more than 19 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the Trust portfolio was 0.35 for the reporting period. This lower Sharpe ratio, compared to the stated target of 0.50, is partly due to lower realized volatility of the portfolio. As mentioned above, the relatively higher volatility in different markets could lead to higher than usual correlations among assets within each asset class which, in turn, would lower the Trust’s realized volatility. However, the Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 1: Asset class total return during the reporting period

Figure 2: Strategy total return during the reporting period

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year and short-term interest rates futures less than or equal to one year. See below for a discussion on the performance of the Trust for the year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009.

The Year Ended December 31, 2010

The Trust’s net asset value increased from $14,855,197 at December 31, 2009 to $110,938,681 at December 31, 2010. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 300,000 at December 31, 2009 to 2,200,000 at December 31, 2010, due to 1,900,000 Shares (19 Baskets) being created and zero Shares being redeemed during the year.

Net gain for the year was $1,189,545, resulting from a net investment loss of $564,823 and a net realized and unrealized gain of $1,754,368. For the year ended December 31, 2010, the Trust had a net gain of $199 from short-term investments, a net gain of $524,090 from forward currency contracts, a net gain of $527,954 from equity index futures, a net gain of $558,549 from fixed income futures, and a net gain of $102,402 from foreign currency translations. Net gain and loss for the year from futures contracts noted above is exclusive of $41,174 in brokerage commissions and fees.

The Period from October 6, 2009 (Commencement of Operations) through December 31, 2009

The Trust’s net asset value increased from $9,998,145 at October 6, 2009 (commencement of operations) to $14,855,197 at December 31, 2009. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 200,000 at October 6, 2009 to 300,000 at December 31, 2009, due to 100,000 Shares (1 Basket) being created and zero Shares being redeemed during the period.

Net loss for the period was $172,003, resulting from a net investment loss of $25,508 and a net realized and unrealized loss of $146,495. For the period from October 6, 2009 (commencement of operations) through December 31, 2009, the Trust had a net gain of $52,368 from forward currency contracts, a net loss of $16,999 from equity index futures, a net loss of $177,755 from fixed income futures, and a net loss of $6,245 from foreign currency translations. Net gain and loss for the period from futures contracts noted above is exclusive of $1,933 in brokerage commissions and fees.

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

The Trust’s liquidity needs arise in connection with payment of (1) mark-to-market and termination costs of futures and forward contracts with respect to which the Trust is “out of the money,” (2) redemption of Baskets, (3) the Sponsor’s Fee, (4) trading fees and commissions, and (5) any expenses not assumed by the Sponsor. The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. See, however, “Risk Factors—Risks Relating to Regulatory Requirements—Recently enacted regulatory reform applicable to over-the-counter derivatives may have a material adverse effect on the ability of the Trust to pursue its strategies and, therefore, result in a decreasing value of the Shares.”

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of December 31, 2010.

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

Item 1A. “Risk Factors” of this Form 10-K discussed these risks in detail. Specifically, please refer to “Risks Relating to U.S. Government and Sovereign Debt Markets” and “Risks Relating to Interest Rate Derivatives Markets” for further discussion of interest rate risk, “Risks Relating to Currency Markets” for further discussion of foreign currency exchange rate risk, “Risks Relating to Commodities Markets” for further discussion of commodity price risk and “Risks Relating to Security Index Futures Markets” for further discussion of equity price risk.

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

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements*

(Dollar amounts in 000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income
Interest	$7	$23	$34	$47	$111

Total investment income	7	23	34	47	111

Expenses
Sponsor’s fees	59	127	195	253	635
Brokerage commissions and fees	4	10	13	14	41

Total expenses	64	137	208	267	676

Net investment loss	(57)	(114)	(174)	(220)	(565)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	—	—	0	—	0
Forward currency contracts	18	177	(154)	659	700
Futures contracts	(479)	892	(52)	2,685	3,045
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	3	(22)	198	(77)	102
Forward currency contracts	164	(613)	719	(445)	(176)
Futures contracts	304	(292)	791	(2,720)	(1,918)

Net realized and unrealized gain	10	141	1,501	102	1,754

Net gain (loss)	$(47)	$28	$1,327	$(118)	$1,190

Net gain (loss) per Share	$(0.09)	$0.03	$0.81	$(0.06)	$0.88
Weighted-average Shares outstanding	521,111	1,097,802	1,644,565	2,093,478	1,346,575

Period Ended December 31, 2009**
Investment Income
Interest	$2

Total investment income	2

Expenses
Sponsor’s fees	26
Brokerage commissions and fees	2

Total expenses	28

Net investment loss	(26)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Forward currency contracts	0
Futures contracts	(67)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(6)
Forward currency contracts	52
Futures contracts	(126)

Net realized and unrealized loss	(147)

Net loss	$(172)

Net loss per Share	$(0.74)
Weighted-average Shares outstanding	232,184

*	Certain totals may not sum due to rounding.
**	Commencement of operations was October 6, 2009.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2010.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor conclude that the Trust maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009 were:

	2010	2009
Audit fees	$63,001	$10,000
Audit-related fees	—	—
Tax fees	376,741	28,000
All other fees	—	—

	$439,742	$38,000

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2010 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	First Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.2	Creation and Redemption Procedures incorporated by reference to Exhibit 4.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.3	Standard Terms of Authorized Participant Agreement incorporated by reference to Exhibit 4.3 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.1	Investment Advisory Agreement incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.2	Futures Commission Merchant Agreement incorporated by reference to Exhibit 10.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.3	Foreign Exchange Prime Brokerage Agency Agreement incorporated by reference to Exhibit 10.3 filed with Post Effective Amendment No. 2 to Registration Statement 333-153099 on October 12, 2010*

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

iShares® Diversified Alternatives Trust

Financial Statements

Index

Page
Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at December 31, 2010 and 2009	F-3

Statements of Operations for the year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009	F-4

Statements of Changes in Shareholders’ Capital for the year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009	F-5

Statements of Cash Flows for the year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009	F-6

Schedule of Investments at December 31, 2010	F-7

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® Diversified Alternatives Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Diversified Alternatives Trust (the “Trust”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 24, 2011

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At December 31, 2010 and 2009

	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$3,309,973	$166,599
Cash and cash equivalents held at brokers (restricted)	2,695,461	717,390
Foreign currencies held at brokers[a] (restricted)	6,926,407	557,927
Short-term investments	100,261,940	13,497,674
Interest receivable	1,834	1,005
Unrealized appreciation on forward currency contracts	3,620,413	202,759

Total Assets	$116,816,028	$15,143,354

Liabilities and Shareholders’ Capital
Current Liabilities
Net unrealized depreciation on futures contracts (Note 9)	$2,043,296	$125,679
Sponsor’s fees payable	89,735	11,652
Unrealized depreciation on forward currency contracts	3,744,316	150,826

Total Liabilities	5,877,347	288,157

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) - 2,200,000 issued and outstanding at December 31, 2010 and 300,000 issued and outstanding at December 31, 2009	110,931,481	14,854,397
Additional paid-in capital	7,200	800

Total Shareholders’ Capital	110,938,681	14,855,197

Total Liabilities and Shareholders’ Capital	$116,816,028	$15,143,354

[a]	Cost of foreign currencies at December 31, 2010 and 2009: $6,830,250 and $564,172, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations

For the year ended December 31, 2010 and the period from October 6, 2009

(commencement of operations) through December 31, 2009

	Year Ended December 31, 2010	Period from October 6, 2009 (Commencement of Operations) through December 31, 2009
Investment Income
Interest	$111,049	$2,444

Total investment income	111,049	2,444

Expenses
Sponsor’s fees	634,698	26,019
Brokerage commissions and fees	41,174	1,933

Total expenses	675,872	27,952

Net investment loss	(564,823)	(25,508)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	199	—
Forward currency contracts	699,926	435
Futures contracts	3,045,389	(67,036)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	102,402	(6,245)
Forward currency contracts	(175,836)	51,933
Futures contracts	(1,917,712)	(125,582)

Net realized and unrealized gain (loss)	1,754,368	(146,495)

Net gain (loss)	$1,189,545	$(172,003)

Net gain (loss) per Share	$0.88	$(0.74)
Weighted-average Shares outstanding	1,346,575	232,184

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the year ended December 31, 2010 and the period from October 6, 2009

(commencement of operations) through December 31, 2009

	Year Ended December 31, 2010	Period from October 6, 2009 (Commencement of Operations) through December 31, 2009
Shareholders’ Capital, Beginning of Period	$14,855,197	$—
Contributions	94,893,939	15,027,200
Net investment loss	(564,823)	(25,508)
Net realized gain (loss) on:
Short-term investments	199	—
Forward currency contracts	699,926	435
Futures contracts	3,045,389	(67,036)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	102,402	(6,245)
Forward currency contracts	(175,836)	51,933
Futures contracts	(1,917,712)	(125,582)

Shareholders’ Capital, End of Period	$110,938,681	$14,855,197

Net Asset Value per Share, End of Period	$50.43	$49.52

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows

For the year ended December 31, 2010 and the period from October 6, 2009

(commencement of operations) through December 31, 2009

	Year Ended December 31, 2010	Period from October 6, 2009 (Commencement of Operations) through December 31, 2009
Cash Flows from Operating Activities
Net gain (loss)	$1,189,545	$(172,003)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(188,417,529)	(22,496,236)
Sales/maturities of short-term investments	101,756,444	9,000,000
Accretion of discount	(102,982)	(1,438)
Net realized gain on short-term investments	(199)	—
Net change in unrealized depreciation on futures contracts	1,906,344	123,565
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(1,978,071)	(717,390)
Foreign currencies held at brokers (restricted)	(6,266,078)	(564,172)
Interest receivable	(829)	(1,005)
Sponsor’s fees payable	78,083	11,652

Net cash used in operating activities	(91,835,272)	(14,817,027)

Cash Flows from Financing Activities
Contributions	94,893,939	15,027,200

Net cash provided by financing activities	94,893,939	15,027,200

Effect of exchange rate changes on cash	84,707	(43,574)

Net increase in cash and cash equivalents	3,143,374	166,599

Cash and Cash Equivalents
Beginning of period	166,599	—

End of period	$3,309,973	$166,599

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments

At December 31, 2010

Face Amount	Security Description	Fair Value
	United States Treasury Bills
$ 8,800,000	0.19% due 1/20/11	$8,799,097
5,500,000	0.13% - 0.18% due 2/10/11	5,499,146
8,900,000	0.18% due 2/17/11	8,897,879
9,000,000	0.18% due 3/03/11	8,997,293
8,000,000	0.18% due 3/10/11	7,997,288
5,600,000	0.16% - 0.19% due 3/17/11	5,598,126
19,500,000	0.15% due 4/07/11	19,492,174
26,500,000	0.17% due 4/14/11	26,487,452
8,500,000	0.19% - 0.20% due 5/26/11	8,493,485

	Total United States Treasury Bills – 90.38%*	$100,261,940

*	Percentage is based on shareholders’ capital.

•	As of December 31, 2010, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
1/7/2011	EUR	24,261,513	USD	33,199,363	$651,452
1/7/2011	GBP	1,479,000	USD	2,329,280	13,716
1/7/2011	USD	22,352,994	AUD	23,117,071	1,337,284
1/7/2011	USD	13,665,412	CAD	13,708,411	129,758
1/7/2011	USD	27,364,645	CHF	25,820,507	337,767
1/7/2011	USD	32,137,983	EUR	24,194,823	320,460
1/7/2011	USD	262,439	GBP	168,774	1,798
1/7/2011	USD	7,944,283	JPY	650,969,523	82,139
1/7/2011	USD	5,154,191	NOK	30,371,000	70,161
1/7/2011	USD	14,873,443	SEK	100,784,682	116,440
4/5/2011	USD	21,243,334	AUD	21,228,071	271,320
4/5/2011	USD	7,065,289	GBP	4,594,040	122,183
4/5/2011	USD	27,580,527	SEK	187,172,654	165,935

					3,620,413

1/7/2011	AUD	23,117,071	USD	23,302,989	(387,290)
1/7/2011	CAD	13,708,411	USD	13,356,636	(438,533)
1/7/2011	CHF	25,820,507	USD	26,572,675	(1,129,737)
1/7/2011	EUR	4,637,310	USD	6,184,768	(36,392)
1/7/2011	GBP	4,594,040	USD	7,070,228	(122,329)
1/7/2011	JPY	849,291,000	USD	10,267,084	(204,633)
1/7/2011	NOK	37,676,000	USD	6,376,589	(104,353)
1/7/2011	SEK	187,172,654	USD	27,669,639	(168,878)
1/7/2011	USD	6,494,477	EUR	4,704,000	(183,850)
1/7/2011	USD	9,373,374	GBP	5,904,266	(129,491)
1/7/2011	USD	2,461,135	JPY	198,321,477	(15,841)
1/7/2011	USD	1,270,601	NOK	7,305,000	(14,011)
1/7/2011	USD	13,106,353	SEK	86,387,972	(257,718)
4/5/2011	CAD	12,297,411	USD	12,275,487	(74,810)
4/5/2011	CHF	20,322,507	USD	21,715,630	(111,515)
4/5/2011	EUR	24,194,823	USD	32,126,999	(321,510)
4/5/2011	JPY	335,141,131	USD	4,103,546	(32,656)
4/5/2011	NOK	4,770,538	USD	806,193	(10,769)

					(3,744,316)

Net Unrealized Depreciation					$(123,903)

•	As of December 31, 2010, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
MSCI Taiwan Index	(11)	1/28/2011	(351,230)	$(4,950)
TOPIX Index	28	3/11/2011	3,093,274	61,451
S&P/TSX 60 Index	(12)	3/17/2011	(1,852,805)	(30,622)
SPI 200 Index	(131)	3/17/2011	(15,878,796)	100,711
AEX Index	1	3/18/2011	94,995	939
CAC 40 10-Year Euro	132	3/18/2011	6,752,240	(152,293)
DAX Index	54	3/18/2011	12,545,445	(219,142)
FTSE 100 Index	55	3/18/2011	5,074,509	64,153
S&P 500 E-mini Index	(91)	3/18/2011	(5,701,150)	(77,805)
Hang Seng Index	(26)	3/30/2011	(3,847,999)	(70,739)

				(328,297)

Interest Rate Contracts
Euro Bund	45	3/8/2011	7,564,938	(39,804)
10-Year Mini JGB	(6)	3/9/2011	(1,040,207)	148
Japan 10-Year Bond	(10)	3/10/2011	(17,336,786)	2,466
3-Month Euribor	(239)	3/14/2011	(79,332,035)	(60,085)
90-Day Eurodollar	50	3/14/2011	12,454,375	5,463
Australian 10-Year Bond	(353)	3/15/2011	(37,379,036)	(417,440)
3-Month Sterling	336	3/16/2011	65,231,278	18,240
Canada 10-Year Bond	(88)	3/22/2011	(10,854,204)	(72,631)
US 10-Year Note	212	3/22/2011	25,532,750	(779,375)
Long Gilt	163	3/29/2011	30,493,979	(144,056)
3-Month Euribor	(240)	6/13/2011	(79,599,574)	(57,553)
90-Day Eurodollar	50	6/13/2011	12,445,000	3,488
3-Month Sterling	336	6/15/2011	65,165,521	1,859
3-Month Euribor	(239)	9/19/2011	(79,195,767)	(32,549)
90-Day Eurodollar	50	9/19/2011	12,430,625	(1,088)
3-Month Sterling	336	9/21/2011	65,066,885	(24,170)
3-Month Euribor	(239)	12/19/2011	(79,091,562)	(172,054)
90-Day Eurodollar	50	12/19/2011	12,408,750	14,688
3-Month Sterling	336	12/21/2011	64,935,370	39,454

				(1,714,999)

Net Unrealized Depreciation				$(2,043,296)

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements

December 31, 2010

1 - Organization

The iShares® Diversified Alternatives Trust (the “Trust”) is a Delaware statutory trust organized under the laws of the State of Delaware on July 30, 2009 and commenced operations on October 6, 2009. iShares® Delaware Trust Sponsor LLC is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as currencies, interest rates and certain eligible stock and/or bond indices. Investments for the Trust’s portfolio are selected by BlackRock Fund Advisors (the “Advisor”), following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock Inc. The Advisor, an indirect subsidiary of BlackRock Inc., serves as the commodity trading advisor of the Trust and is registered under the CEA.

The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

Certain amounts in the financial statements for the prior year have been revised to conform to the current financial statement presentation.

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

Forward and futures contracts are derivative instruments and are valued at fair value. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statements of Operations. The current market value of all open futures contracts, whether traded on a United States exchange or a non-United States exchange, is determined by State Street Bank and Trust Company (the “Trust Administrator”). Such current market value is based upon the settlement price for that particular futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a futures contract could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules, procedures or actions of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated is the primary basis for determining the market value of such position for such day.

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

The investment objective of the Trust is to maximize absolute returns from its investments in certain futures and/or forward contracts selected by the Advisor following strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more commodities, currencies, interest rates or certain eligible stock or bond indices, and seek to reduce the risks and volatility inherent in these investments by taking long and short positions in historically correlated assets. In pursuing its investment objectives, the Trust is subject to equity price risk, interest rate risk and foreign currency exchange rate risk. The return on assets in the Trust, if any, is not intended to track the performance of any index or other benchmark.

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

As of December 31, 2010 and 2009, the Trust had cash and cash equivalents held at brokers of $2,695,461 and $717,390, respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

D.	Foreign Currencies

The Trust may hold foreign currencies as collateral for futures contracts traded on exchanges located outside the United States. Foreign currencies are translated into U.S. dollars at the prevailing spot exchange rate. Net realized gain or loss on foreign currencies on the Statements of Operations arises from the sale of such foreign currencies. Net change in unrealized gain or loss on foreign currency translation on the Statements of Operations arises from changes in foreign currency values resulting from changes in exchange rates during the period.

The Trust does not isolate the effect of fluctuations in foreign exchange rates from the effect of fluctuations in the market prices of securities. Such fluctuations are reflected by the Trust as a component of realized and unrealized gains and losses from investments for financial reporting purposes.

As of December 31, 2010 and 2009, the Trust had foreign currencies held at brokers of $6,926,407 and $557,927, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

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

On each business day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after the close of regular trading of the Shares on NYSE Arca (normally 4:15 p.m., New York time), the Trustee determines the net asset value of the Trust. Net asset value of the Trust means the total assets of the Trust including all cash and cash equivalents or other debt securities less total liabilities of the Trust, each determined on the basis of U.S. GAAP, consistently applied under the accrual method of accounting. In particular, net asset value of the Trust includes any unrealized profit or loss on open forward contracts and futures contracts, and any other credit or debit accruing to the Trust but unpaid or not received by the Trust.

3 - Offering of the Shares

The Trust offers Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 100,000 Shares (“Baskets”) for a consideration in cash equal to the net asset value per Basket announced by the Trust on the first business day after the purchase or redemption order is received by the Trust. These transactions take place only with certain broker-dealers with whom the Trust has entered into written arrangements regarding the issuance and redemption of Shares (such authorized broker-dealers are the “Authorized Participants”). Only institutions that enter into an agreement with the Trust to become Authorized Participants may purchase or redeem Baskets. The Trust will not redeem individual Shares or Baskets held by parties who are not Authorized Participants.

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

The Sponsor is obligated under the trust agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Advisor, Wilmington Trust Company (the “Delaware Trustee”), the Trust Administrator and SEI Investments Distribution Co. (the “Processing Agent”), (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the Securities and Exchange Commission (“SEC”), (6) tax reporting costs and (7) legal expenses up to $100,000 annually.

5 - Related Parties

iShares® Delaware Trust Sponsor LLC, is the Sponsor of the Trust, and BlackRock Fund Advisors is the Advisor of the Trust. The Sponsor and the Advisor are considered to be related parties to the Trust.

6 - Indemnification

The trust agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the United States Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, cost, expense or judgment arising out of or in connection with the performance of their obligations under the trust agreement or any actions taken in accordance with the provisions of the trust agreement incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance or (2) reckless disregard of their obligations and duties under the trust agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009. The net investment income (loss) and total expense ratios are calculated using average net assets. The net investment income (loss) and expense ratios for the period from October 6, 2009 through December 31, 2009 have been annualized. The total return is based on the change in the net asset value of a Share during the period.

	Year Ended December 31, 2010	Period from October 6, 2009 (Commencement of Operations) through December 31, 2009
Net asset value per Share, beginning of period	$49.52	$50.00

Net investment loss	(0.42)	(0.11)
Net realized and unrealized gain (loss)	1.33	(0.37)

Net increase (decrease) in net assets from operations	0.91	(0.48)

Net asset value per Share, end of period	$50.43	$49.52

Ratio to average net assets:
Net investment loss	(0.84)%	(0.92)%
Expenses	1.01%	1.01%
Total return	1.84%	(0.96)%

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009, the average month-end notional amounts of open forward currency contracts were $133,811,286 and $11,078,712, respectively. For the year ended December 31, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009, the average month-end notional amounts of open futures contracts were $405,818,327 and $45,142,603, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of December 31, 2010 and 2009:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2010
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,620,413	Unrealized depreciation on forward currency contracts	$3,744,316
Equity contracts	Unrealized appreciation on futures contracts	227,254	Unrealized depreciation on futures contracts	555,551
Interest rate contracts	Unrealized appreciation on futures contracts	85,806	Unrealized depreciation on futures contracts	1,800,805

December 31, 2009
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$202,759	Unrealized depreciation on forward currency contracts	$150,826
Equity contracts	Unrealized appreciation on futures contracts	111,279	Unrealized depreciation on futures contracts	93,696
Interest rate contracts	Unrealized appreciation on futures contracts	51,819	Unrealized depreciation on futures contracts	195,081

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the year ended December 31, 2010 and for the period from October 6, 2009 (commencement of operations) through December 31, 2009:

	Statements of Operations Location	Realized Gain (Loss)		Change in Unrealized Appreciation/Depreciation
December 31, 2010
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$699,926		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		(175,836)
Equity contracts	Net realized gain (loss) on futures contracts	873,834	[a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(345,880)[b]
Interest rate contracts	Net realized gain (loss) on futures contracts	2,130,286	[a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(1,571,737)[b]

Period from October 6, 2009 (Commencement of Operations) through December 31, 2009
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$435		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		51,933
Equity contracts	Net realized gain (loss) on futures contracts	(34,582)[c]		—
	Net change in unrealized appreciation/depreciation on futures contracts	—		17,583 [d]
Interest rate contracts	Net realized gain (loss) on futures contracts	$(34,493)[c]		$—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(143,262)[d]

[a]	Net realized gain (loss) recognized on futures contracts is exclusive of $41,269 in brokerage commissions and fees.
[b]	Net unrealized appreciation/depreciation on futures contracts is inclusive of $95 in brokerage commissions and fees.
[c]	Net realized gain (loss) recognized on futures contracts is exclusive of $1,836 in brokerage commissions and fees.
[d]	Net unrealized appreciation/depreciation on futures contracts is exclusive of $97 in brokerage commissions and fees.

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

Level 1	–	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access as of the measurement date;

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and

Level 3	–	Inputs that are unobservable for the asset or liability.

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Total
December 31, 2010
U.S. Treasury bills	$—	$100,261,940	$—	$100,261,940
Forward currency contracts	—	(123,903)	—	(123,903)
Futures contracts
Equity contracts	(328,297)	—	—	(328,297)
Interest rate contracts	(1,714,999)	—	—	(1,714,999)

Total futures contracts	(2,043,296)	—	—	(2,043,296)

December 31, 2009
U.S. Treasury bills	$—	$13,497,674	$—	$13,497,674
Forward currency contracts	—	51,933	—	51,933
Futures contracts
Equity contracts	17,583	—	—	17,583
Interest rate contracts	(143,262)	—	—	(143,262)

Total futures contracts	(125,679)	—	—	(125,679)

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the year ended December 31, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® Diversified Alternatives Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham
Director, President and Chief Executive Officer
(Principal executive officer)

Date: March 24, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Director, Chief operating officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: March 24, 2011

/s/ Philip J. Jensen
Philip J. Jensen
Director

Date: March 24, 2011

/s/ Peter F. Landini
Peter F. Landini
Director

Date: March 24, 2011

/s/ Kimun Lee
Kimun Lee
Director

Date: March 24, 2011

*	The Registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the Registrant.