Form 10-Q
period 2011-03-31
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2011-05-13
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$4,040,367	$3,309,973
Cash and cash equivalents held at brokers (restricted)	2,629,161	2,695,461
Foreign currencies held at brokers[a] (restricted)	4,480,590	6,926,407
Short-term investments	113,264,096	100,261,940
Interest receivable	1,065	1,834
Unrealized appreciation on forward currency contracts (Note 9)	4,950,324	3,620,413
Net unrealized appreciation (depreciation) on futures contracts (Note 9)	1,828,840	(2,043,296)

Total Assets	$131,194,443	$114,772,732

Liabilities and Shareholders’ Capital
Current Liabilities
Sponsor’s fees payable	$97,765	$89,735
Unrealized depreciation on forward currency contracts (Note 9)	3,710,301	3,744,316

Total Liabilities	3,808,066	3,834,051

Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) - 2,500,000 issued and outstanding at March 31, 2011 and 2,200,000 issued and outstanding at December 31, 2010	127,377,977	110,931,481
Additional paid-in capital	8,400	7,200

Total Shareholders’ Capital	127,386,377	110,938,681

Total Liabilities and Shareholders’ Capital	$131,194,443	$114,772,732

[a]	Cost of foreign currencies at March 31, 2011 and December 31, 2010: $4,431,682 and $6,830,250, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
Investment Income
Interest	$45,180	$6,935

Total investment income	45,180	6,935

Expenses
Sponsor’s fees	272,812	59,431
Brokerage commissions and fees	18,047	4,479

Total expenses	290,859	63,910

Net investment loss	(245,679)	(56,975)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Forward currency contracts	(888)	17,960
Futures contracts	(3,851,571)	(479,169)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(47,249)	3,157
Forward currency contracts	1,363,926	164,333
Futures contracts	3,872,136	303,507

Net realized and unrealized gain	1,336,354	9,788

Net gain (loss)	$1,090,675	$(47,187)

Net gain (loss) per Share	$0.48	$(0.09)
Weighted-average Shares outstanding	2,287,778	521,111

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the three months ended March 31, 2011 (Unaudited)

and the year ended December 31, 2010

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Shareholders’ Capital, Beginning of Period	$110,938,681	$14,855,197
Contributions	15,357,021	94,893,939
Net investment loss	(245,679)	(564,823)
Net realized gain (loss) on:
Short-term investments	—	199
Forward currency contracts	(888)	699,926
Futures contracts	(3,851,571)	3,045,389
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(47,249)	102,402
Forward currency contracts	1,363,926	(175,836)
Futures contracts	3,872,136	(1,917,712)

Shareholders’ Capital, End of Period	$127,386,377	$110,938,681

Net Asset Value per Share, End of Period	$50.95	$50.43

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$1,090,675	$(47,187)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(58,760,000)	(22,944,191)
Sales/maturities of short-term investments	45,800,000	—
Accretion of discount	(42,156)	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	66,300	(896,827)
Foreign currencies held at brokers (restricted)	2,398,568	(389,723)
Interest receivable	769	(6,333)
Net unrealized appreciation (depreciation) on futures contracts	(3,809,631)	(304,443)
Sponsor’s fees payable	8,030	12,251

Net cash used in operating activities	(13,247,445)	(24,576,453)

Cash Flows from Financing Activities
Contributions	15,357,021	24,792,923

Net cash provided by financing activities	15,357,021	24,792,923

Effect of exchange rate changes on cash	(1,379,182)	(166,651)

Net increase in cash and cash equivalents	730,394	49,819

Cash and Cash Equivalents
Beginning of period	3,309,973	166,599

End of period	$4,040,367	$216,418

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At March 31, 2011

Face Amount	Security Description	Fair Value
	United States Treasury Bills
$19,500,000	0.15% due 4/07/11	$19,499,511
26,500,000	0.17% due 4/14/11	26,498,416
8,500,000	0.19% - 0.20% due 5/26/11	8,497,528
4,500,000	0.14% due 6/09/11	4,498,836
9,000,000	0.18% due 7/14/11	8,995,398
15,000,000	0.13% - 0.15% due 8/04/11	14,992,864
9,000,000	0.15% due 8/25/11	8,994,635
14,200,000	0.13% due 9/08/11	14,191,835
7,100,000	0.15% due 9/15/11	7,095,073

	Total United States Treasury Bills – 88.91%*	$113,264,096

* Percentage is based on shareholders’ capital.

•	As of March 31, 2011, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
4/5/2011	CHF	2,106,211	USD	2,336,642	$34,382
4/5/2011	EUR	629,304	USD	893,517	488
4/5/2011	GBP	2,254,000	USD	3,638,024	25,016
4/5/2011	JPY	600,830,638	USD	7,406,074	156,632
4/5/2011	SEK	229,147,551	USD	36,322,611	155
4/5/2011	USD	24,601,247	AUD	24,559,322	793,630
4/5/2011	USD	1,397,610	CAD	1,386,000	27,096
4/5/2011	USD	25,097,010	CHF	23,363,297	440,984
4/5/2011	USD	16,178,726	EUR	11,852,000	640,138
4/5/2011	USD	7,065,289	GBP	4,594,040	298,642
4/5/2011	USD	2,943,260	JPY	244,735,000	9,639
4/5/2011	USD	6,253,575	NOK	35,649,364	190,591
4/5/2011	USD	36,241,177	SEK	243,352,551	2,332,931
7/5/2011	CAD	18,830,146	USD	19,316,398	—
7/5/2011	CHF	10,780,297	USD	11,790,766	—
7/5/2011	EUR	15,732,600	USD	22,284,756	—
7/5/2011	USD	22,213,055	AUD	21,725,322	—
7/5/2011	USD	12,748,730	GBP	7,963,392	—
7/5/2011	USD	5,553,496	NOK	30,878,826	—
7/5/2011	USD	36,153,411	SEK	229,147,551	—

					4,950,324

4/5/2011	AUD	24,559,322	USD	25,277,465	(117,412)
4/5/2011	CAD	20,216,146	USD	20,314,285	(466,419)
4/5/2011	CHF	21,257,086	USD	22,703,056	(532,677)
4/5/2011	EUR	26,955,296	USD	35,958,908	(2,292,650)
4/5/2011	GBP	9,066,392	USD	14,470,936	(61,869)
4/5/2011	NOK	35,649,364	USD	6,397,998	(56,168)
4/5/2011	SEK	14,205,000	USD	2,239,600	(12,060)
4/5/2011	USD	19,356,249	CAD	18,830,146	(250)
4/5/2011	USD	22,325,975	EUR	15,732,600	(253)
4/5/2011	USD	10,924,060	GBP	6,726,352	(142,179)
4/5/2011	USD	4,324,907	JPY	356,095,638	(28,364)

					(3,710,301)

Net Unrealized Appreciation					$1,240,023

•	As of March 31, 2011, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
OMX 30 Index	(309)	4/15/2011	(5,492,141)	$(317,569)
Hang Seng Index	(16)	4/28/2011	(2,418,554)	(48,752)
MSCI Taiwan Index	136	4/28/2011	4,176,560	61,200
S&P/TSX 60 Index	6	6/16/2011	995,898	16,860
SPI 200 Index	(156)	6/16/2011	(19,621,439)	(776,388)
AEX Index	13	6/17/2011	1,329,569	57,431
CAC 40 10-Year Euro	115	6/17/2011	6,335,288	314,295
DAX Index	71	6/17/2011	17,830,051	870,281
FTSE 100 Index	(10)	6/17/2011	(943,256)	(34,672)
S&P 500 E-mini Index	(46)	6/17/2011	(3,038,300)	(104,300)

				38,386

Interest Rate Contracts
Euro Bund	(70)	6/8/2011	(12,047,591)	124,029
3-Month Euribor	(204)	6/13/2011	(71,274,011)	212,422
90-Day Eurodollar	255	6/13/2011	63,520,500	80,388
3-Month Sterling	33	6/15/2011	6,543,400	(2,685)
Australian 10-Year Bond	(408)	6/15/2011	(43,799,526)	78,580
Canada 10-Year Bond	(115)	6/21/2011	(14,186,584)	(41,964)
US 10-Year Note	357	6/21/2011	42,494,156	147,328
Long Gilt	135	6/28/2011	25,355,374	247,736
3-Month Euribor	(204)	9/19/2011	(71,042,414)	369,782
90-Day Eurodollar	255	9/19/2011	63,456,750	104,138
3-Month Sterling	33	9/21/2011	6,529,514	(4,007)
3-Month Euribor	(204)	12/19/2011	(70,854,241)	361,055
90-Day Eurodollar	258	12/19/2011	64,109,775	144,619
3-Month Sterling	33	12/21/2011	6,513,645	(6,613)
3-Month Euribor	(205)	3/19/2012	(71,041,563)	32,497
90-Day Eurodollar	252	3/19/2012	62,461,350	(48,275)
3-Month Sterling	33	3/21/2012	6,497,115	(8,576)

				1,790,454

Net Unrealized Appreciation				$1,828,840

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited)

March 31, 2011

1 - Organization

The iShares® Diversified Alternatives Trust, (the “Trust”) is a Delaware statutory trust organized under the laws of the State of Delaware on July 30, 2009 and commenced operations on October 6, 2009. iShares® Delaware Trust Sponsor LLC is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as currencies, interest rates and certain eligible stock and/or bond indices. Investments for the Trust’s portfolio are selected by BlackRock Fund Advisors (the “Advisor”), following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock, Inc. The Advisor, an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered under the CEA.

The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 24, 2011.

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

Certain amounts in the financial statements for the prior year have been reclassified to conform to the current financial statement presentation.

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

Forward and futures contracts are derivative instruments and are valued at fair value. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statements of Operations. The current market value of all open futures contracts, whether traded on a United States exchange or a non-United States exchange, is determined by State Street Bank and Trust Company (the “Trust Administrator”). Such current market value is based upon the settlement price for that particular futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided that if a futures contract could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules, procedures or actions of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated is the primary basis for determining the market value of such position for such day.

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

As of March 31, 2011 and December 31, 2010, the Trust had cash and cash equivalents held at brokers of $2,629,161 and $2,695,461 respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

D.	Foreign Currencies

The Trust may hold foreign currencies as collateral for futures contracts traded on exchanges located outside the United States. Foreign currencies are translated into U.S. dollars at the prevailing spot exchange rate. Net realized gain or loss on foreign currencies, if any, arises from the sale of such foreign currencies and is presented on the Statements of Operations. Net change in unrealized gain or loss on foreign currency translation on the Statements of Operations arises from changes in foreign currency values resulting from changes in exchange rates during the period.

The Trust does not isolate the effect of fluctuations in foreign exchange rates from the effect of fluctuations in the market prices of securities. Such fluctuations are reflected by the Trust as a component of realized and unrealized gains and losses from investments for financial reporting purposes.

As of March 31, 2011 and December 31, 2010, the Trust had foreign currencies held at brokers of $4,480,590 and $6,926,407, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

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

3 - Offering of the Shares

The Trust offers Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 100,000 Shares (“Baskets”) for consideration in cash equal to the net asset value per Basket announced by the Trust on the first business day after the purchase or redemption order is received by the Trust. These transactions take place only with certain broker-dealers with whom the Trust has entered into written arrangements regarding the issuance and redemption of Shares (such authorized broker-dealers are the “Authorized Participants”). Only institutions that enter into an agreement with the Trust to become Authorized Participants may purchase or redeem Baskets. The Trust will not redeem individual Shares or Baskets held by parties who are not Authorized Participants.

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

The Sponsor is obligated under the trust agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Advisor, Wilmington Trust Company (the “Delaware Trustee”), the Trust Administrator and SEI Investments Distribution Co., (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the SEC, (6) tax reporting costs and (7) legal expenses up to $100,000 annually.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2011 through March 31, 2011. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$50.43

Net investment loss	(0.11)
Net realized and unrealized gain	0.63

Net increase in net assets from operations	0.52

Net asset value per Share, end of period	$50.95

Ratio to average net assets:
Net investment loss (i)	(0.85)%
Expenses (i)	1.01%
Total return (ii)	1.03%

(i)	Percentage is annualized.
(ii)	Percentage is not annualized.

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the three months ended March 31, 2011 and the year ended December 31, 2010, the average month-end notional amounts of open forward currency contracts were $281,041,776 and $133,811,286, respectively. For the three months ended March 31, 2011 and the year ended December 31, 2010, the average month-end notional amounts of open futures contracts were $784,430,072 and $405,818,327, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of March 31, 2011 and December 31, 2010:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2011
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$4,950,324	Unrealized depreciation on forward currency contracts	$3,710,301
Equity contracts	Unrealized appreciation on futures contracts	1,320,067	Unrealized depreciation on futures contracts	1,281,681
Interest rate contracts	Unrealized appreciation on futures contracts	1,902,574	Unrealized depreciation on futures contracts	112,120

December 31, 2010
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,620,413	Unrealized depreciation on forward currency contracts	$3,744,316
Equity contracts	Unrealized appreciation on futures contracts	227,254	Unrealized depreciation on futures contracts	555,551
Interest rate contracts	Unrealized appreciation on futures contracts	85,806	Unrealized depreciation on futures contracts	1,800,805

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2011 and 2010:

	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2011
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$(888)	$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—	1,363,926
Equity contracts	Net realized gain (loss) on futures contracts	(1,534,202)[a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	366,683
Interest rate contracts	Net realized gain (loss) on futures contracts	(2,335,416)[a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	3,505,453

Three Months Ended March 31, 2010
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$17,960	$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—	164,333
Equity contracts	Net realized gain (loss) on futures contracts	(213,538)[a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	48,262	[a]
Interest rate contracts	Net realized gain (loss) on futures contracts	(270,205)[a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	255,340	[a]

a Amounts do not reconcile to the Statements of Operations due to brokerage commissions and fees.

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
March 31, 2011
U.S. Treasury bills	$—	$113,264,096	$—	$113,264,096
Forward currency contracts	—	1,240,023	—	1,240,023
Futures contracts
Equity contracts	38,386	—	—	38,386
Interest rate contracts	1,790,454	—	—	1,790,454

Total futures contracts	1,828,840	—	—	1,828,840

December 31, 2010
U.S. Treasury bills	$—	$100,261,940	$—	$100,261,940
Forward currency contracts	—	(123,903)	—	(123,903)
Futures contracts
Equity contracts	(328,297)	—	—	(328,297)
Interest rate contracts	(1,714,999)	—	—	(1,714,999)

Total futures contracts	(2,043,296)	—	—	(2,043,296)

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2011, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Introduction

The iShares® Diversified Alternatives Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long and/or short positions in foreign currency forward contracts and exchange-traded futures contracts involving assets such as commodities, currencies, interest rates and certain eligible stock and/or bond indices. Investments for the Trust’s portfolio are selected by BlackRock Fund Advisors (the “Advisor”) following investment strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more assets.

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the “Sponsor” of the Trust. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Advisor serves as the commodity trading advisor of the Trust and is registered under the CEA. The Trust has delegated some of the administration of the Trust to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust.

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

“Net asset value of the Trust” means the total assets of the Trust, including all cash and cash equivalents or other debt securities less total liabilities of the Trust, each determined on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value of the Trust includes any unrealized profit or loss on open forward contracts and futures contracts, and any other credit or debit accruing to the Trust but unpaid or not received by the Trust.

On each day on which the Trustee must determine the net asset value of the Trust and the NAV, the Trust Administrator must value all futures and forward trading positions and other Short-Term Securities and non-cash assets in the Portfolio and communicate such valuation to the Trustee for use by the Trustee in the determination of the Trust’s net asset value.

The current market value of all open futures contracts, whether traded on a United States exchange or a non-United States exchange, is determined by the Trust Administrator based upon the settlement price for that particular futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a futures contract could not be liquidated on such day due to the operation of daily limits (if applicable) or other rules, procedures or actions of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated may be the basis for determining the market value of the position for that day.

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

Overall Performance

The Trust returned 1.03% for the quarter ended March 31, 2011 (the “reporting period”). Positive performance was largely driven by the currency and the short-term fixed income market investments. However, the equity and long-term fixed income market investments detracted from the overall performance.

Market Environment/Background

The European and Asian markets were relatively volatile during the reporting period compared to the U.S. market. The relatively high volatility in the European Union (“EU”) zone was driven by sovereign debt crises in Spain, Portugal and Ireland. The mounting pressure on sovereign debt and its subsequent effects raised concerns about the future of the euro. The early macroeconomic data was mixed, suggesting that the peripheral weakness may be undermining the main core EU strength. However, later in the quarter, the European economic data became more encouraging, and industrial production beat expectations, which helped ease concerns. But these concerns came back into the spotlight in March as Portugal’s rating was lowered by two notches and at least four banks in Ireland needed to raise large sums of cash. The euro initially lost ground in January but eventually bounced back and appreciated more than 5% relative to the U.S. dollar during this reporting period.

The Asian markets experienced higher than normal volatility during the reporting period. This volatility was driven by news from China and Japan. China’s continued growth led to boosting the benchmark interest rate in February in order to control inflation and cool off its economy. These interest rate hikes are expected to continue throughout the next few quarters. The Bank of Japan raised its economic assessment for the first time in nine months as faster overseas growth bolstered exports and production. This indicated that Japan’s economy was emerging from the current deceleration phase and its equity market should perform well. However, the massive earthquake in March and its subsequent powerful tsunami devastated the country, and the ramifications in terms of energy and nuclear fallout derailed the hope of its economic growth and prosperity in the short term.

The first quarter of 2011 was eventful as Tunisia, Egypt, and Libya experienced unparallel turmoil which led to the fall of the Tunisian and Egyptian regimes. The Libyan government has maintained its grip on power and continues to defy the regime change. Of these three countries, only Libya is oil producing (about 2%-5% of the world’s oil), which by any measure is minimal. However, concerns over the spread of the instability into the Middle East and serious disruption in oil supply pushed the price of oil upward steadily and passed the $100 mark in February. This abrupt price increase could, in principle, hamper global growth levels and introduce unexpected inflation in the Western world, which could hinder the fragile global economic recovery.

Fourth quarter 2010 news for the U.S. market was released in early January, and was quite positive, with GDP being higher than expected. The strong earning season, a substantial jump in U.S. retail sales, and improved U.S. housing sector numbers helped the U.S. market pick up momentum during the beginning of the first quarter. The market kept building momentum into the reporting period and the macroeconomic data continued to support the strength. However, Middle Eastern unrest, steady increases in oil prices, and Japan’s natural disaster hampered performance in March. The U.S. Dollar Index was relatively volatile (7%), and the U.S. dollar dropped steadily against most of the currencies in the index (more than 4% depreciation) during this reporting period.

Update on Portfolio Composition

After thorough research on the Swedish equity market and a complete model backtest, the Trust found this market suitable for inclusion in the portfolio based on liquidity, depth and future growth, and added it to the portfolio in February as part of its breadth expansion initiative.

Extreme Event

In light of the immense earthquake disaster in Japan and its ramifications, such as the critical nuclear situation, rolling blackouts, and disruption in production across different industries, the Trust did not view this country as favorable in the near future. The Trust closed out of all the Japanese positions in the equity, bond, and currency markets in mid-March and rebalanced the whole portfolio by temporarily removing Japan from the portfolio’s asset universe. The reason for this decision was that in the short/mid-term, this country may struggle with energy demands (electricity) and nuclear fallout. This action was a response to an extreme situation where the current suite of signals provided minimal information relevant to Japan and helped the Trust to mitigate risk. Removal of Japanese positions helped the Trust reduce losses in March. See below for a discussion of the Trust’s performance.

Trust’s Strategies’ Performance

The Trust’s investments in futures on short-term bonds (bonds with maturities of less than one year) outperformed and delivered 1.32% for the reporting period (see figure 1). The short-term interest rate market sentiment insights were positive and the right market conditions allowed the strategy to take advantage of the trend. The large short position in Euribor and large long positions in the Eurodollar assets delivered strong positive returns and provided a positive performance for this strategy.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) detracted from performance and had a (0.19%) return for the reporting period (see figure 1). Most of the negative performance in this asset class occurred in the month of January. In particular, in the United Kingdom, the hawkish minutes from the Bank of England on the government policy pushed bond prices down. On average, large long position in United Kingdom gilts combined with the overall large short position in the Australian bond markets had a negative contribution to the Trust’s performance. However, the overall short positions in the Canadian government bonds and large long position in the U.S. Treasuries added to the performance in this reporting period.

The Trust’s investments in currency markets performed well during the reporting period and delivered a 1.13% return (see figure 1). The main contributors to the performance were the overall large long positions in the Swedish krona, Australian dollar, and Norwegian krone. Meanwhile, the overall large short positions in the euro contributed negatively to the performance of the currency portfolio in this reporting period.

The Trust’s investments in equity markets delivered a negative performance of (0.96)% during the reporting period (see figure 1). In general, equity markets had poor performance in March, which was primarily driven by the immense natural disaster in Japan, and affected the global equity markets. The Japanese equity market tumbled more than 8% that month alone, and the Trust had a long position in that equity market. The underperformance in the Trust’s equity market investments was driven by the short positions in the Australian and U.S. equity markets, and long position in the Japanese equity market. Meanwhile, the long positions in the German and French equity markets contributed positively to the performance during the reporting period.

The Trust exploited three strategies (namely, relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the reporting period. Of these three strategies, the carry and relative value strategies delivered positive returns of 0.06% and 1.25%, respectively. The momentum strategy, on the other hand, had a flat performance (0.01)%. The underperformance in momentum strategy was the result of highly volatile equity and currency markets, which did not allow for the establishment of sizeable trends that market neutral long/short momentum techniques could benefit from. See figure 2 for the performance of each strategy during the reporting period.

The Trust’s annualized portfolio return volatility was 5.72% for the reporting period, based on the daily performance of the Trust. This jump in volatility, relative to last year’s reported return volatility, was driven by Japan’s natural disaster and its effect on the Japanese and global markets. This is in line with the stated target risk, and the Trust continues to maintain an expected annualized portfolio return volatility of 6% to 8%. The proprietary risk model uses more than 19 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the portfolio was 0.74 for the reporting period. Despite the challenges in March and a volatile quarter, the Trust managed to deliver a higher than stated Sharpe ratio target. The Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 1: Asset class total return during the reporting period

Figure 2: Strategy total return during the reporting period

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year and short-term interest rate futures less than or equal to one year. See below for a discussion on the performance of the Trust for the quarter ended March 31, 2011.

The Quarter Ended March 31, 2011

The Trust’s net asset value increased from $110,938,681 at December 31, 2010 to $127,386,377 at March 31, 2011. The increase in the Trust’s net asset value primarily resulted from an increase in outstanding Shares, which rose from 2,200,000 at December 31, 2010 to 2,500,000 at March 31, 2011, due to 300,000 Shares (3 Baskets) being created and zero Shares being redeemed during the period.

Net gain for the period was $1,090,675, resulting from a net investment loss of $245,679 and a net realized and unrealized gain of $1,336,354. For the quarter ended March 31, 2011, the Trust had a net realized and unrealized gain of $1,363,038 from forward currency contracts, a net realized and unrealized loss of $1,167,519 from equity index futures, a net realized and unrealized gain of $1,170,037 from fixed income futures, and a net unrealized loss of $47,249 from foreign currency translations. Net realized and unrealized gain and loss for the period from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees.

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

Critical Accounting Policies

The financial statements of the Trust and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial positions and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Please refer to Note 2 to the financial statements of the Trust for a further discussion of the Trust’s accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of March 31, 2011.

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

Part I, Item 1A. “Risk Factors” of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 24, 2011 discussed these risks in detail. Specifically, please refer to “Risks Relating to U.S. Government and Sovereign Debt Markets” and “Risks Relating to Interest Rate Derivatives Markets” for further discussion of interest rate risk, “Risks Relating to Currency Markets” for further discussion of foreign currency exchange rate risk, “Risks Relating to Commodities Markets” for further discussion of commodity price risk and “Risks Relating to Security Index Futures Markets” for further discussion of equity price risk.

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

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 24, 2011.

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

c) No redemption of Shares occurred during the quarter ended March 31, 2011.

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

Date: May 13, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: May 13, 2011

*	The Registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the Registrant.