Form 10-Q
period 2011-06-30
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2011-08-12
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$3,836,746	$3,309,973
Cash and cash equivalents held at brokers (restricted)	6,031,505	2,695,461
Foreign currencies held at brokers (restricted) [a]	4,833,472	6,926,407
Short-term investments	114,278,019	100,261,940
Interest receivable	2,643	1,834
Unrealized appreciation on forward currency contracts (Note 9)	1,931,105	3,620,413
Net unrealized appreciation (depreciation) on futures contracts (Note 9)	1,345,612	(2,043,296)

Total Assets	$132,259,102	$114,772,732

Liabilities and Shareholders’ Capital
Current Liabilities
Sponsor’s fees payable	$100,821	$89,735
Unrealized depreciation on forward currency contracts (Note 9)	2,825,866	3,744,316

Total Liabilities	2,926,687	3,834,051

Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 2,500,000 issued and outstanding at June 30, 2011 and 2,200,000 issued and outstanding at December 31, 2010	129,323,215	110,931,481
Additional paid-in capital	9,200	7,200

Total Shareholders’ Capital	129,332,415	110,938,681

Total Liabilities and Shareholders’ Capital	$132,259,102	$114,772,732

[a]	Cost of foreign currencies at June 30, 2011 and December 31, 2010: $4,747,270 and $6,830,250, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment Income
Interest	$41,035	$23,260	$86,215	$30,195

Total investment income	41,035	23,260	86,215	30,195

Expenses
Sponsor’s fees	297,360	127,380	570,172	186,811
Brokerage commissions and fees	17,410	9,671	35,457	14,150

Total expenses	314,770	137,051	605,629	200,961

Net investment loss	(273,735)	(113,791)	(519,414)	(170,766)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	2,762	—	2,762	—
Forward currency contracts	1,301,901	176,881	1,301,013	194,841
Futures contracts	3,418,213	891,763	(433,358)	412,594
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	37,294	(21,514)	(9,955)	(18,357)
Forward currency contracts	(2,134,784)	(613,353)	(770,858)	(449,020)
Futures contracts	(483,228)	(292,315)	3,388,908	11,192

Net realized and unrealized gain	2,142,158	141,462	3,478,512	151,250

Net gain (loss)	$1,868,423	$27,671	$2,959,098	$(19,516)

Net gain (loss) per Share	$0.77	$0.03	$1.25	$(0.02)
Weighted-average Shares outstanding	2,434,066	1,097,802	2,361,326	815,470

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the six months ended June 30, 2011 (Unaudited)

and the year ended December 31, 2010

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Shareholders’ Capital, Beginning of Period	$110,938,681	$14,855,197
Contributions	25,716,762	94,893,939
Redemptions	(10,282,126)	—
Net investment loss	(519,414)	(564,823)
Net realized gain (loss) on:
Short-term investments	2,762	199
Forward currency contracts	1,301,013	699,926
Futures contracts	(433,358)	3,045,389
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(9,955)	102,402
Forward currency contracts	(770,858)	(175,836)
Futures contracts	3,388,908	(1,917,712)

Shareholders’ Capital, End of Period	$129,332,415	$110,938,681

Net Asset Value per Share, End of Period	$51.73	$50.43

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$2,959,098	$(19,516)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(133,736,878)	(83,699,520)
Sales/maturities of short-term investments	119,799,622	36,457,000
Accretion of discount	(76,061)	(28,327)
Net realized gain on short-term investments	(2,762)	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(3,336,044)	(7,021,701)
Foreign currencies held at brokers (restricted)	2,082,980	(1,192,601)
Interest receivable	(809)	66
Collateral due to Authorized Participants	—	293,216
Net unrealized appreciation (depreciation) on futures contracts	(3,356,780)	(3,729)
Sponsor’s fees payable	11,086	35,344

Net cash used in operating activities	(15,656,548)	(55,179,768)

Cash Flows from Financing Activities
Contributions	25,716,762	54,760,301
Redemptions	(10,282,126)	—

Net cash provided by financing activities	15,434,636	54,760,301

Effect of exchange rate changes on cash	748,685	459,819

Net increase in cash and cash equivalents	526,773	40,352

Cash and Cash Equivalents
Beginning of period	3,309,973	166,599

End of period	$3,836,746	$206,951

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At June 30, 2011

Face Amount	Security Description	Fair Value
	United States Treasury Bills:
$9,000,000	0.18% due 7/14/11	$8,999,425
17,800,000	0.06% due 8/18/11	17,798,517
9,000,000	0.15% due 8/25/11	8,997,979
15,000,000	0.03% due 9/01/11	14,999,289
14,200,000	0.13% due 9/08/11	14,196,479
7,100,000	0.15% due 9/15/11	7,097,758
19,500,000	0.11% due 9/22/11	19,495,010
1,000,000	0.08% due 10/27/11	999,738
9,700,000	0.07% due 11/10/11	9,697,510
8,500,000	0.09% due 11/17/11	8,496,964
3,500,000	0.04% due 12/15/11	3,499,350

	Total United States Treasury Bills - 88.36% [a]	$114,278,019

[a]	Percentage is based on shareholders’ capital.

•	As of June 30, 2011, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
7/5/2011	AUD	17,590,496	USD	18,833,057	$679
7/5/2011	GBP	2,950,871	USD	4,800,408	62,930
7/5/2011	NOK	46,169,260	USD	8,604,919	—
7/5/2011	SEK	252,707,929	USD	40,217,362	168,879
7/5/2011	USD	24,211,502	AUD	23,627,041	1,083,599
7/5/2011	USD	23,461,969	CAD	22,643,146	—
7/5/2011	USD	14,443,340	CHF	12,252,708	108,570
7/5/2011	USD	4,322,534	EUR	3,028,688	68,606
7/5/2011	USD	12,748,730	GBP	7,963,392	36,105
7/5/2011	USD	6,210,191	NOK	34,520,446	223,649
7/5/2011	USD	39,870,395	SEK	252,707,929	178,088
10/5/2011	CAD	22,643,146	USD	23,407,567	—
10/5/2011	CHF	9,741,645	USD	11,576,249	—
10/5/2011	EUR	5,009,860	USD	7,244,658	—
10/5/2011	USD	16,742,782	AUD	15,821,496	—
10/5/2011	USD	14,453,809	GBP	9,012,957	—
10/5/2011	USD	8,554,140	NOK	46,169,260	—
10/5/2011	USD	32,441,059	SEK	205,794,725	—

					1,931,105

7/5/2011	AUD	6,036,545	USD	6,391,874	(70,849)
7/5/2011	CAD	25,003,637	USD	25,673,571	(234,248)
7/5/2011	CHF	15,828,708	USD	17,316,698	(1,482,243)
7/5/2011	EUR	16,145,548	USD	22,871,935	(536,672)
7/5/2011	GBP	9,012,957	USD	14,469,852	(7)

7/5/2011	NOK	7,428,186	USD	1,352,434	(32,014)
7/5/2011	USD	2,451,778	CAD	2,360,491	(5,926)
7/5/2011	USD	4,278,459	CHF	3,576,000	(31,428)
7/5/2011	USD	19,304,509	EUR	13,116,860	(287,042)
7/5/2011	USD	6,540,745	GBP	4,000,436	(118,242)
7/5/2011	USD	3,582,722	NOK	19,077,000	(27,195)

					(2,825,866)

Net Unrealized Depreciation					$(894,761)

•	As of June 30, 2011, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
OMX 30 Index	(174)	7/15/2011	$(3,074,619)	$(52,530)
MSCI Taiwan Index	121	7/28/2011	3,584,020	72,600
S&P/TSX 60 Index	(61)	9/15/2011	(9,635,105)	(79,007)
SPI 200 Index	5	9/15/2011	615,729	5,219
AEX Index	(23)	9/16/2011	(2,258,227)	(38,624)
CAC 40 10-Year Euro	87	9/16/2011	5,022,139	219,478
DAX Index	65	9/16/2011	17,414,408	684,419
FTSE 100 Index	(18)	9/16/2011	(1,705,711)	(47,393)
S&P 500 E-mini Index	18	9/16/2011	1,183,950	46,530
Hang Seng Index	(70)	9/29/2011	(10,026,924)	(186,667)

				624,025

Interest Rate Contracts
Euro Bund	(65)	9/8/2011	(11,825,258)	(93,298)
Australian 10-Year Bond	(322)	9/15/2011	(36,561,380)	(68,874)
3-Month Euribor	(231)	9/19/2011	(82,280,272)	236,325
90-Day Eurodollar	248	9/19/2011	61,786,100	133,600
3-Month Sterling	98	9/21/2011	19,493,705	9,432
Canada 10-Year Bond	(74)	9/21/2011	(9,507,056)	1,534
US 10-Year Note	291	9/21/2011	35,597,484	159,126
Long Gilt	110	9/28/2011	21,218,441	51,214
3-Month Euribor	(231)	12/19/2011	(82,154,678)	145,184
90-Day Eurodollar	249	12/19/2011	61,988,550	200,175
3-Month Sterling	98	12/21/2011	19,479,938	26,931
3-Month Euribor	(231)	3/19/2012	(82,079,323)	(257,783)
90-Day Eurodollar	248	3/19/2012	61,699,300	163,063
3-Month Sterling	99	3/21/2012	19,658,846	40,919
3-Month Euribor	(230)	6/18/2012	(81,657,308)	(16,673)
90-Day Eurodollar	248	6/18/2012	61,618,700	(15,188)
3-Month Sterling	98	6/20/2012	19,432,738	5,900

				721,587

Net Unrealized Appreciation				$1,345,612

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited)

June 30, 2011

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

iShares® Diversified Alternatives Trust

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2011

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

The Trustee may in its discretion (and, under extraordinary circumstances, will) value any asset of the Trust pursuant to other principles that it deems fair and equitable. In this context, “extraordinary circumstances” includes, for example, periods during which a valuation price for a forward contract or a settlement price of a futures contract is not available due to events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance, or due to a trading or other restriction imposed by a relevant futures exchange.

The investment objective of the Trust is to maximize absolute returns from its investments in certain futures and/or forward contracts selected by the Advisor following strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more commodities, currencies, interest rates or certain eligible stock or bond indices, and to seek to reduce the risks and volatility inherent in these investments by taking long and short positions in historically correlated assets. In pursuing its investment objectives, the Trust is subject to equity price risk, interest rate risk and foreign currency exchange rate risk. The return on assets in the Trust, if any, is not intended to track the performance of any index or other benchmark.

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

As of June 30, 2011 and December 31, 2010, the Trust had cash and cash equivalents held at brokers of $6,031,505 and $2,695,461 respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

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

As of June 30, 2011 and December 31, 2010, the Trust had foreign currencies held at brokers of $4,833,472 and $6,926,407, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

iShares® Diversified Alternatives Trust

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2011

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

I.	Recent Accounting Standard

In May 2011, the Financial Accounting Standards Board issued amended guidance to improve disclosure about fair value measurements which will require the following disclosures for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation policies and procedures and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements and disclosures.

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

iShares® Diversified Alternatives Trust

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2011

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2011 through June 30, 2011. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$50.43
Net investment loss	(0.22)
Net realized and unrealized gain	1.52

Net increase in net assets from operations	1.30

Net asset value per Share, end of period	$51.73

Ratio to average net assets:
Net investment loss [a]	(0.86)%
Expenses [a]	1.01%
Total return [b]	2.58%

[a]	Percentage is annualized.
[b]	Percentage is not annualized.

iShares® Diversified Alternatives Trust

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2011

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the six months ended June 30, 2011 and the year ended December 31, 2010, the average month-end notional amounts of open forward currency contracts were $258,096,366 and $133,811,286, respectively. For the six months ended June 30, 2011 and the year ended December 31, 2010, the average month-end notional amounts of open futures contracts were $796,715,570 and $405,818,327, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of June 30, 2011 and December 31, 2010:

June 30, 2011	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$1,931,105	Unrealized depreciation on forward currency contracts	$2,825,866
Equity contracts	Unrealized appreciation on futures contracts	1,028,246	Unrealized depreciation on futures contracts	404,221
Interest rate contracts	Unrealized appreciation on futures contracts	1,173,403	Unrealized depreciation on futures contracts	451,816

December 31, 2010
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,620,413	Unrealized depreciation on forward currency contracts	$3,744,316
Equity contracts	Unrealized appreciation on futures contracts	227,254	Unrealized depreciation on futures contracts	555,551
Interest rate contracts	Unrealized appreciation on futures contracts	85,806	Unrealized depreciation on futures contracts	1,800,805

iShares® Diversified Alternatives Trust

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2011

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the six months ended June 30, 2011 and 2010:

	Statements of Operations Location	Realized Gain (Loss)		Change in Unrealized Appreciation/ Depreciation

Six Months Ended June 30, 2011
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$1,301,013		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		(770,858)
Equity contracts	Net realized gain (loss) on futures contracts	129,800	[a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		952,322
Interest rate contracts	Net realized gain (loss) on futures contracts	(598,615	) [a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		2,436,586

Six Months Ended June 30, 2010
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$194,841		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		(449,020)
Equity contracts	Net realized gain (loss) on futures contracts	(235,928	) [a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(109,109	) [a]
Interest rate contracts	Net realized gain (loss) on futures contracts	634,277	[a]	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		120,396	[a]

[a]	Amounts do not reconcile to the Statements of Operations due to brokerage commissions and fees.

iShares® Diversified Alternatives Trust

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2011

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of June 30, 2011 and December 31, 2010:

June 30, 2011	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$—	$114,278,019	$—	$114,278,019
Forward currency contracts	—	(894,761)	—	(894,761)
Futures contracts
Equity contracts	624,025	—	—	624,025
Interest rate contracts	721,587	—	—	721,587

Total futures contracts	1,345,612	—	—	1,345,612

December 31, 2010
U.S. Treasury bills	$—	$100,261,940	$—	$100,261,940
Forward currency contracts	—	(123,903)	—	(123,903)
Futures contracts
Equity contracts	(328,297)	—	—	(328,297)
Interest rate contracts	(1,714,999)	—	—	(1,714,999)

Total futures contracts	(2,043,296)	—	—	(2,043,296)

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2011, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Overall Performance

The Trust returned 2.58% for the six months ended June 30, 2011 (the “reporting period”). Positive performance was largely driven by the short-term fixed income market investments, followed by the equity, long-term fixed income and currency market investments. The currency market investments had the smallest positive contribution to overall performance.

Market Environment/Background

The first half of the year was relatively volatile and eventful. The year began with optimism in the U.S., Asian, and the European Union (EU) region markets. This optimism carried through April and most major countries/indices outperformed, with some disruptions in March as a result of the immense natural disaster in Japan. However, this bull market came to a halt and risk aversion dominated in May and June. This was primarily driven by the mounting pressure on sovereign debt in EU peripheries and the fear of contagion effect globally.

The EU markets remained highly volatile during this reporting period as Greece, Ireland, and Portugal’s sovereign debt crises continued to cast a cloud over the euro zone and global recovery. Both Greece’s and Ireland’s credit ratings were downgraded and the outlook on Belgium was cut to negative in this reporting period. European officials scrambled to calm the markets and prevent the first sovereign default in the euro area. The main concern is that this crisis could infect the banking system. With the austerity measures approved by the Greek parliament, the EU officials agreed on another bailout package and requested banks to roll over their debt in order to avoid restructuring. Even though the German and French equity markets were particularly volatile, more than 16% this quarter, DAX delivered a positive performance of about 6.7% and CAC 40 returned 4.7%. Euro currency was also volatile (11%), but surprisingly appreciated from $1.33 to $1.45 by the end of this reporting period. This appreciation was primarily due to the progress on the Ireland, Portugal, and Greece situations.

Optimism about the health of the U.S. economy grew at the beginning of the year and the release of macroeconomic data during the reporting period appeared to confirm that the U.S. economic recovery remained on track. The U.S. market took advantage of its momentum and the equity market delivered a good performance until last April, despite Standard & Poor’s decision to revise their outlook on the long-term credit rating of the U.S. to negative. However in May and June, the release of macroeconomic data was uninspiring. In particular, U.S. consumer confidence index and ISM data came in well below consensus. Moreover, the decline in government spending resulted in higher than expected unemployment numbers, even though the private sector maintained its hiring pace. The U.S. equity market delivered a positive performance of 5.0% in the reporting period. The dollar index was not as volatile as the euro (about 8.0%), but, depreciated steadily to about 6.0% during this period.

Japan kicked off the year with some optimism. The Bank of Japan raised its economic assessment as faster overseas growth bolstered exports and production. This appeared to indicate that Japan’s economy was emerging from the current deceleration phase and its equity market should perform well. However, the massive earthquake in March and its subsequent powerful tsunami devastated the country, and the ramifications in terms of energy and nuclear fallout derailed the hope of its economic growth and prosperity in the short term. In the second quarter of 2011, Japan continued to struggle with the nuclear containment and the electricity shortfall. The OECD cut its growth forecast and the economic data from Japan was disappointing. Japan’s GDP dropped 3.7% in the first quarter of 2011 and the country is officially in recession. It is expected that Japan’s debt will reach more than 204% of its GDP this year.

The Middle East and North African unrest continued to raise concerns over the spread of the instability into the rest of the Middle East. This instability could potentially cause serious disruption in oil supply and push the price of oil upward. Abrupt price increase could, in principle, hamper global growth levels and introduce unexpected inflation in the Western world, which could hinder the fragile global economic recovery. Oil prices reached the $115 mark late April. However, concern over the euro zone debt crises and the fragile recovery of the U.S. economy pushed the price of oil downward to about $95 by the end of the second quarter.

Portfolio Update

The equity yield-curve arbitrage strategy, which was approved by the Trust’s Investment Committee in May 2011, was added to the current suite of strategies as of June 1, 2011. With this addition, the equity asset class takes advantage of all three strategies offered by the Trust. The existing equity relative value strategy was also enhanced to account for irregularities in accounting practices across different countries. These additions/changes helped the Trust to enhance its equity performance in this reporting period.

The Trust closed out all of its Japanese positions in the equity, bond, and currency markets in mid-March, due to the immense earthquake disaster in that country. The Trust continued to keep out of Japan for the rest of the reporting period. This temporary removal of Japan from the asset universe was a response to an extreme situation in which the current suite of signals provided minimal information relevant to Japan and helped the Trust to mitigate risk. The Trust believes that a strong and steady improvement in nuclear containment and the electricity shortfall would be a positive signal in adding back Japan to the asset universe.

Trust Strategies’ Performance

The Trust’s investments in equity markets delivered a positive performance of 0.58% during the reporting period (see Figure 1). In general, equity markets were highly volatile, which was primarily driven by the factors mentioned above. The performance of the Trust’s equity market investments was driven by the long positions in the German and French equity markets combined with the short positions (on average) in the Australian equity markets. The short positions in the Canadian and Swedish equity markets and the long position in Japanese equity markets detracted from performance.

The Trust’s investments in futures on short-term bonds (bonds with maturities of less than one year) delivered a strong return of 1.25% for this reporting period (see Figure 1). The short-term interest rate market sentiment insights were mostly positive for the first half of the reporting period. However, the euro zone sovereign debt crises made the short-term interest rate market more volatile in May and June. The large long positions in the Eurodollar and large short position in Euribor delivered strong positive returns, but the long position in Eurosterling detracted from the performance.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) delivered a positive performance of 0.42% for this reporting period (see Figure 1). The large long positions in the U.S. Treasuries and UK Gilt added to the performance in this reporting period. On the other hand, the short positions in the German and Australian bonds detracted from performance.

The Trust’s investments in currency markets had the smallest positive contribution (0.33%) to overall performance during the reporting period (see Figure 1). The large long positions in the Swedish krona, Australian dollar, and Norwegian krone added to the positive performance. The main detractors were the short positions in the Swiss franc, euro, and Canadian dollar.

The Trust exploited three strategies (relative value, momentum, and yield-curve arbitrage or carry) across three different asset classes during the reporting period. Of these three strategies, the carry delivered the strongest performance, with a return of 1.85%. The carry strategy highly benefited from the addition of equity asset class. The momentum and relative value strategies contributed equally to the performance at 0.38% and 0.35%, respectively. See Figure 2 for the performance of each strategy during this reporting period.

The Trust’s annualized portfolio return volatility was 6.36% for the reporting period, based on the daily performance of the Trust. The Trust experienced a modest increase in volatility relative to last year. This primarily was driven by Japan’s natural disaster, the euro zone sovereign debt crisis, and the concern over U.S. debt ceiling and their effects on their local and global markets. This is in line with the stated target risk, and the Trust continues to maintain an expected annualized portfolio return volatility of 6% to 8%. The proprietary risk model uses more than 19 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the portfolio was 0.81 for this reporting period. Despite the challenges in May and June and a volatile quarter, the Trust managed to deliver a higher than stated Sharpe ratio target. The Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 1: Asset class total return during the reporting period

Figure 2: Strategy total return during the reporting period

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year and short-term interest rate futures less than or equal to one year. See below for a discussion on the performance of the Trust for the quarter and six months ended June 30, 2011.

The Quarter Ended June 30, 2011

The Trust’s net asset value increased from $127,386,377 at March 31, 2011 to $129,332,415 at June 30, 2011. The increase in the Trust’s net asset value primarily resulted from an increase in net realized and unrealized gain from investments.

Net gain for the period was $1,868,423, resulting from a net investment loss of $273,735 and a net realized and unrealized gain of $2,142,158. For the quarter ended June 30, 2011, the Trust had a net gain of $2,762 on short-term investments, a net realized and unrealized loss of $832,883 from forward currency contracts, a net realized and unrealized gain of $2,249,641 from equity index futures, a net realized and unrealized gain of $667,934 from fixed income futures, and a net unrealized gain of $37,294 from foreign currency translations. Net realized and unrealized gain and loss for the period from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees.

The increase of $177,719 in total expenses from $137,051 for the quarter ended June 30, 2010 to $314,770 for the quarter ended June 30, 2011, was primarily due to an increase in the Sponsor’s fee. The Sponsor’s fee increased due to an increase in the Trust’s net assets.

The Six Months Ended June 30, 2011

The Trust’s net asset value increased from $110,938,681 at December 31, 2010 to $129,332,415 at June 30, 2011. The increase in the Trust’s net asset value primarily resulted from an increase in outstanding Shares, which rose from 2,200,000 at December 31, 2010 to 2,500,000 at June 30, 2011, due to 500,000 Shares (5 Baskets) being created and 200,000 Shares (2 Baskets) being redeemed during the period.

Net gain for the period was $2,959,098, resulting from a net investment loss of $519,414 and a net realized and unrealized gain of $3,478,512. For the six months ended June 30, 2011, the Trust had a gain of $2,762 on short-term investments, a net realized and unrealized gain of $530,155 from forward currency contracts, a net realized and unrealized gain of $1,082,122 from equity index futures, a net realized and unrealized gain of $1,837,971 from fixed income futures, and a net unrealized loss of $9,955 from foreign currency translations. Net realized and unrealized gain and loss for the period from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees.

The increase of $404,668 in total expenses from $200,961 for the six months ended June 30, 2010 to $605,629 for the six months ended June 30, 2011, was primarily due to an increase in the Sponsor’s fee. The Sponsor’s fee increased due to an increase in the Trust’s net assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of June 30, 2011.

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

c) 200,000 Shares (2 Baskets) were redeemed during the quarter ended June 30, 2011.

Period	Total Number of Shares Redeemed	Average Price Per Share
4/01/11 to 4/30/11	200,000	$51.45
5/01/11 to 5/31/11	—	—
6/01/11 to 6/30/11	—	—

Total	200,000	51.45

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

On August 10, 2011, the Board of BlackRock Asset Management International Inc., the sole member and manager of the Sponsor, appointed Patrick J. Dunne to the Board of Directors of the Sponsor, replacing Michael A. Latham. This appointment will become effective on September 1, 2011.

Also on August 10, 2011, the Board of Directors of the Sponsor appointed Patrick J. Dunne as President and Chief Executive Officer of the Sponsor, replacing Michael A. Latham, and appointed Jack Gee as Chief Financial Officer of the Sponsor, replacing Geoffrey D. Flynn. These appointments will become effective on September 1, 2011.

Mr. Dunne is currently the Global Chief Operating Officer for iShares. Prior to assuming his current role in 2010, Mr. Dunne was the head of BlackRock’s securities lending business. Mr. Dunne’s service with BlackRock dates back to 1991, including his years with Barclays Global Investors (BGI), which merged with BlackRock in 2009. At BGI he was responsible for the Global Securities Lending and Cash Management businesses. Prior to moving to this role in 2003, Mr. Dunne was the Chief Operating Officer of BGI’s affiliated brokerage business in Europe and was involved with business strategy for the brokerage and transition services business globally. During his tenure at BGI, Mr. Dunne has held various positions including leading the fixed income trading department in the United States and managing global fixed income and equity portfolios.

Mr. Gee is currently the Head of the iShares Americas Fund Administration group and is responsible for fund administration and financial reporting. Prior to joining BlackRock in 2004, Mr. Gee was employed by Parnassus Investments, Fremont Investment Advisors, SIFE Trust Fund and PricewaterhouseCoopers, where he served in a variety of senior level positions.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.2	Creation and Redemption Procedures incorporated by reference to Exhibit 4.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.3	Standard Terms of Authorized Participant Agreement incorporated by reference to Exhibit 4.3 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.1	Investment Advisory Agreement incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.2	Futures Commission Merchant Agreement incorporated by reference to Exhibit 10.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.3*	Foreign Exchange Prime Brokerage Agency Agreement incorporated by reference to Exhibit 10.3 filed with Post Effective Amendment No. 2 to Registration Statement 333-153099 on October 12, 2010

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: August 12, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: August 12, 2011

*	The Registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the Registrant.