Form 10-Q
period 2011-09-30
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2011-11-14
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$7,108,869	$3,309,973
Cash and cash equivalents held at brokers (restricted)	6,032,492	2,695,461
Foreign currencies held at brokers (restricted) (a)	6,793,142	6,926,407
Short-term investments	108,286,922	100,261,940
Interest receivable	2,918	1,834
Unrealized appreciation on forward currency contracts (Note 9)	7,030,844	3,620,413
Net unrealized appreciation (depreciation) on futures contracts (Note 9)	2,152,595	(2,043,296)

Total Assets	$137,407,782	$114,772,732

Liabilities and Shareholders’ Capital
Current Liabilities
Sponsor’s fees payable	$98,629	$89,735
Unrealized depreciation on forward currency contracts (Note 9)	10,069,216	3,744,316

Total Liabilities	10,167,845	3,834,051

Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 2,600,000 issued and outstanding at September 30, 2011 and 2,200,000 issued and outstanding at December 31, 2010	127,229,537	110,931,481
Additional paid-in capital	10,400	7,200

Total Shareholders’ Capital	127,239,937	110,938,681

Total Liabilities and Shareholders’ Capital	$137,407,782	$114,772,732

(a)	Cost of foreign currencies at September 30, 2011 and December 31, 2010: $6,854,050 and $6,830,250, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Income
Interest	$21,296	$33,950	$107,511	$64,145

Total investment income	21,296	33,950	107,511	64,145

Expenses
Sponsor’s fees	308,239	194,578	878,411	381,389
Brokerage commissions and fees	25,338	13,456	60,795	27,606

Total expenses	333,577	208,034	939,206	408,995

Net investment loss	(312,281)	(174,084)	(831,695)	(344,850)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	8,766	199	11,528	199
Forward currency contracts	(1,282,950)	(154,349)	18,063	40,492
Futures contracts	(4,083,480)	(51,792)	(4,516,838)	360,802
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(147,110)	197,606	(157,065)	179,249
Forward currency contracts	(2,143,611)	718,618	(2,914,469)	269,598
Futures contracts	806,983	790,708	4,195,891	801,900

Net realized and unrealized gain (loss)	(6,841,402)	1,500,990	(3,362,890)	1,652,240

Net gain (loss)	$(7,153,683)	$1,326,906	$(4,194,585)	$1,307,390

Net gain (loss) per Share	$(2.77)	$0.81	$(1.72)	$1.19
Weighted-average Shares outstanding	2,578,348	1,644,565	2,435,897	1,094,872

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the nine months ended September 30, 2011 (Unaudited)

and the year ended December 31, 2010

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Shareholders’ Capital, Beginning of Period	$110,938,681	$14,855,197
Contributions	35,684,786	94,893,939
Redemptions	(15,188,945)	—
Net investment loss	(831,695)	(564,823)
Net realized gain (loss) on:
Short-term investments	11,528	199
Forward currency contracts	18,063	699,926
Futures contracts	(4,516,838)	3,045,389
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(157,065)	102,402
Forward currency contracts	(2,914,469)	(175,836)
Futures contracts	4,195,891	(1,917,712)

Shareholders’ Capital, End of Period	$127,239,937	$110,938,681

Net Asset Value per Share, End of Period	$48.94	$50.43

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$(4,194,585)	$1,307,390
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(333,600,170)	(124,066,500)
Sales/maturities of short-term investments	325,678,403	50,356,444
Accretion of discount	(91,687)	(61,534)
Net realized gain on short-term investments	(11,528)	(199)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(3,337,031)	(902,732)
Foreign currencies held at brokers, at cost (restricted)	(23,800)	(3,319,021)
Interest receivable	(1,084)	421
Net unrealized appreciation (depreciation) on futures contracts	(4,234,595)	(776,569)
Sponsor’s fees payable	8,894	60,798

Net cash used in operating activities	(19,807,183)	(77,401,502)

Cash Flows from Financing Activities
Contributions	35,684,786	79,665,478
Redemptions	(15,188,945)	—

Net cash provided by financing activities	20,495,841	79,665,478

Effect of exchange rate changes on cash	3,110,238	(474,273)

Net increase in cash and cash equivalents	3,798,896	1,789,703

Cash and Cash Equivalents
Beginning of period	3,309,973	166,599

End of period	$7,108,869	$1,956,302

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At September 30, 2011

Face Amount	Security Description	Fair Value
	United States Treasury Bills:
9,000,000	0.03% due 10/13/11	$8,999,903
1,000,000	0.08% due 10/27/11	999,943
9,700,000	0.07% due 11/10/11	9,699,252
8,500,000	0.09% due 11/17/11	8,498,981
3,500,000	0.04% due 12/15/11	3,499,710
29,800,000	0.01% - 0.07% due 1/12/12	29,793,969
9,500,000	0.03% due 2/23/12	9,498,852
7,100,000	0.00% (a) due 3/08/12	7,099,373
14,200,000	0.01% due 3/12/12	14,197,308
16,000,000	0.01% due 3/15/12	15,999,631

	Total United States Treasury Bills - 85.10% (b)	$108,286,922

(a)	Rounds to less than 0.01%.
(b)	Percentage is based on shareholders’ capital.

•	As of September 30, 2011, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
10/5/2011	AUD	9,383,307	USD	9,816,434	$696,793
10/5/2011	CAD	25,754,759	USD	26,572,163	1,857,899
10/5/2011	CHF	18,088,848	USD	21,916,769	2,001,336
10/5/2011	EUR	11,793,893	USD	16,923,759	1,100,012
10/5/2011	GBP	4,129,218	USD	6,603,076	170,646
10/5/2011	JPY	270,401,885	USD	3,525,948	17,831
10/5/2011	NOK	24,775,984	USD	4,562,823	342,967
10/5/2011	SEK	74,426,121	USD	11,679,134	843,360

					7,030,844

10/5/2011	USD	21,493,975	AUD	20,337,302	(1,728,143)
10/5/2011	USD	10,143,153	CAD	9,900,768	(642,377)
10/5/2011	USD	15,297,309	CHF	11,908,698	(2,186,088)
10/5/2011	USD	15,511,324	EUR	10,832,959	(976,853)
10/5/2011	USD	17,130,428	GBP	10,660,893	(523,056)
10/5/2011	USD	131,068	JPY	10,014,885	(1,138)
10/5/2011	USD	17,951,040	NOK	97,497,574	(1,345,214)
10/5/2011	USD	36,237,488	SEK	230,585,275	(2,666,347)

					(10,069,216)

Net Unrealized Depreciation					$(3,038,372)

•	As of September 30, 2011, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
AEX Index	3	10/21/2011	$225,849	$6,386
CAC 40 10-Year Euro	141	10/21/2011	5,642,285	171,463
OMX 30 Index	(409)	10/21/2011	(5,413,078)	(174,063)
Hang Seng Index	(90)	10/28/2011	(10,069,688)	363,229
MSCI Taiwan Index	268	10/28/2011	6,860,800	42,100
TOPIX Index	12	12/9/2011	1,179,294	34,471
S&P/TSE 60 Index	(78)	12/15/2011	(9,950,885)	370,393
SPI 200 Index	5	12/15/2011	485,950	(10,472)
DAX Index	68	12/16/2011	12,478,751	691,361
FTSE 100 Index	(56)	12/16/2011	(4,440,789)	50,831
S&P 500 E-mini Index	70	12/16/2011	3,941,000	(107,845)

				1,437,854

Interest Rate Contracts
10-Year Mini JGB	(19)	12/8/2011	(3,506,175)	11,715
Euro Bund	10	12/8/2011	1,831,287	(5,179)
Japan 10-Year Bond	(7)	12/9/2011	(12,916,580)	47,224
Australian 10-Year Bond	(234)	12/15/2011	(25,987,331)	157,528
Canada 10-Year Bond	(39)	12/19/2011	(4,974,320)	(70,563)
US 10-Year Note	217	12/20/2011	28,230,344	170,219
Long Gilt	97	12/28/2011	19,642,345	403,797

				714,741

Net Unrealized Appreciation				$2,152,595

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited)

September 30, 2011

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

As of September 30, 2011 and December 31, 2010, the Trust had cash and cash equivalents held at brokers of $6,032,492 and $2,695,461 respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

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

As of September 30, 2011 and December 31, 2010, the Trust had foreign currencies held at brokers of $6,793,142 and $6,926,407, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

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

In May 2011, the Financial Accounting Standards Board issued amended guidance to improve disclosure about fair value measurements which will require the following disclosures for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation policies and procedures and a narrative description of the sensitivity of the fair measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for the fiscal year beginning after December 15, 2011, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements and disclosures.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2011 through September 30, 2011. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$50.43
Net investment loss	(0.34)
Net realized and unrealized loss	(1.15)

Net decrease in net assets from operations	(1.49)

Net asset value per Share, end of period	$48.94

Ratio to average net assets:
Net investment loss (a)	(0.90)%
Expenses (a)	1.02%
Total return (b)	(2.95)%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the nine months ended September 30, 2011 and the year ended December 31, 2010, the average month-end notional amounts of open forward currency contracts were $238,295,581 and $133,811,286, respectively. For the nine months ended September 30, 2011 and the year ended December 31, 2010, the average month-end notional amounts of open futures contracts were $736,063,768 and $405,818,327, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of September 30, 2011 and December 31, 2010:

September 30, 2011	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$7,030,844	Unrealized depreciation on forward currency contracts	$10,069,216
Equity contracts	Unrealized appreciation on futures contracts	1,730,234	Unrealized depreciation on futures contracts	292,380
Interest rate contracts	Unrealized appreciation on futures contracts	790,483	Unrealized depreciation on futures contracts	75,742

December 31, 2010
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,620,413	Unrealized depreciation on forward currency contracts	$3,744,316
Equity contracts	Unrealized appreciation on futures contracts	227,254	Unrealized depreciation on futures contracts	555,551
Interest rate contracts	Unrealized appreciation on futures contracts	85,806	Unrealized depreciation on futures contracts	1,800,805

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the nine months ended September 30, 2011 and 2010:

	Statements of Operations Location	Realized Gain (Loss)		Change in Unrealized Appreciation/ Depreciation

Nine Months Ended September 30, 2011
Foreign exchange contracts	Net realized gain on forward currency contracts	$18,063		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		(2,914,469)
Equity contracts	Net realized loss on futures contracts	(1,551,069	) (a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		1,766,151
Interest rate contracts	Net realized loss on futures contracts	(3,026,564	) (a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		2,429,740

Nine Months Ended September 30, 2010
Foreign exchange contracts	Net realized gain on forward currency contracts	$40,492		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		269,598
Equity contracts	Net realized loss on futures contracts	(612,760	) (a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		4,957	(a)
Interest rate contracts	Net realized gain on futures contracts	945,861	(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		797,038	(a)

(a)	Amounts do not reconcile to the Statements of Operations due to brokerage commissions and fees.

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of September 30, 2011 and December 31, 2010:

September 30, 2011	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$—	$108,286,922	$—	$108,286,922
Forward currency contracts	—	(3,038,372)	—	(3,038,372)
Futures contracts
Equity contracts	1,437,854	—	—	1,437,854
Interest rate contracts	714,741	—	—	714,741

Total futures contracts	2,152,595	—	—	2,152,595

December 31, 2010
U.S. Treasury bills	$—	$100,261,940	$—	$100,261,940
Forward currency contracts	—	(123,903)	—	(123,903)
Futures contracts
Equity contracts	(328,297)	—	—	(328,297)
Interest rate contracts	(1,714,999)	—	—	(1,714,999)

Total futures contracts	(2,043,296)	—	—	(2,043,296)

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2011, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Overall Performance

The Trust returned (2.95)% for the nine months ended September 30, 2011 (the “reporting period”). The negative performance was largely driven by the currency, short-term fixed income and the equity market investments. The long-term fixed income market investments had a positive contribution to the performance.

Market Environment/Background

The global markets experienced significant events and volatility for the nine months ended September 30, 2011. The year began with optimism in the U.S., Asian, and the European Union (EU) region markets. This optimism carried through April and most major countries/indices outperformed, with some disruptions in March as a result of the immense natural disaster in Japan. However, this bull market came to a halt in May and continued to have difficulty finding its footing. This was driven by the mounting pressure on sovereign debt in the EU region as well as the anemic recovery of the U.S., which was further aggravated by the political impasse over the debt ceiling. These events led to a situation where there was fear of risk in the market and investors were highly concerned about getting a return of their capital rather than a return on their capital. Investors faced immense uncertainty which led to massive risk aversion and global sell-off.

Although optimism about the health of the U.S. economy grew at the beginning of the year, the reports on U.S. macro-economic data remained mixed and unemployment numbers were persistently high, which raised concern over the fragile recovery of the U.S. economy. The U.S. market faced three main issues: 1) Political impasse over debt ceiling and loss of trust in the direction of U.S. policy to address economic recovery 2) the Federal Reserve’s acknowledgement of the structural problems in the economy and 3) extremely low investor sentiment, which reached its lowest level in thirty years (based on a survey conducted by the University of Michigan).

Moreover, the decline in government spending and tightening monetary policy at the state level were factors that contributed to higher-than-expected unemployment numbers, even though the private sector maintained its pace of hiring. The U.S. rating was downgraded one notch by Standard and Poor’s, and the equity market, as measured by the S&P 500 Index, delivered a poor performance of (14)% during the reporting period. The dollar index was not as volatile as the euro (more than 9%) and depreciated steadily through June 2011. However, as the markets digested the high uncertainty ahead, the dollar began to appreciate and the index ended up returning about 6% during the reporting period.

The EU markets were highly volatile during the reporting period as Greece, Ireland, and Portugal sovereign debt crises continued to cast a cloud over the euro zone and global recovery. Both Greece’s and Ireland’s credit ratings were downgraded and the outlook on Belgium was cut to negative in this reporting period. EU markets experienced some optimism based on the sweeping compromise between the European Central Bank (ECB), International Monetary Fund (IMF), and EU officials which granted Greece a massive bailout of approximately $155 billion. European officials also requested banks to roll over their Greek debt in order to avoid restructuring. But this optimism was short-lived, amid speculation that Italy may be engulfed by the crisis. This concern hinted that the core EU may also suffer from debt issue and the situation could spiral out of control in the near future.

European officials scrambled in the third quarter to calm the markets and prevent the first sovereign default in the euro area. The fear was that this crisis could cripple the banking system. The German and French equity markets were particularly volatile (more than 26%) during the reporting period. Both DAX and CAC 40 delivered poor performances of about (26.1)% and (28.2)%, respectively. Euro currency was also quite volatile (more than 11%), but surprisingly appreciated about 0.7% by the end of the reporting period. The resilience of the euro in light of the sovereign debt crises has been somewhat surprising.

In the early part of the reporting period, the Nordic countries’ macro economic data were strong and Sweden raised its forecast for growth in the next few years. Additionally, the central bank raised its benchmark repo again in April and July, and the Swedish krona advanced against major currencies. Norway also benefitted from the sharp rise in the oil price and its currency appreciated substantially. However, between June and September, these currencies experienced high volatility. The concern over global growth and the sovereign debt crisis in the EU region continued to put downward pressure on these currencies. The reason was that faltering economies do not support any strong global growth in the near future and the strength of these two economies relies on export. The Swedish krona depreciated 1.8% and the Norwegian krone depreciated 0.2% during the reporting period.

Japan kicked off the year with some optimism. The Bank of Japan raised its economic assessment as faster overseas growth bolstered exports and production. However, the massive earthquake and tsunami in March devastated the country, and the aftermath derailed hopes of economic growth and prosperity in the short term. Japan began to struggle with industrial production, and the supply chains were disrupted significantly.

Based on the careful assessment of the situation, the Investment Committee of the Advisor did not find the uncertainty surrounding this exogenous shock to be consistent with the Trust’s systematic process in the short-term and closed out of all the Japanese positions in the equity, bond, and currency markets in mid-March. This action was based on two ongoing key drivers, namely the nuclear containment and the electricity shortfall. However, the country was able to pull together and pursue a Draconian conservation campaign to manage the electricity shortfall effectively. They also were able to bring the nuclear situation under control. The Investment Committee proactively monitored the situation and the key drivers on a weekly basis. By mid-August, all the information indicated that the country has made significant progress on both fronts and the risk of an energy or nuclear shock is back to normal level. Given that the Japanese market has comparatively recognized this “normal” state, Japan was re-introduced to the Trust’s investment universe in the subsequent fund rebalance in September.

At the beginning of 2011, the Middle East and North African unrest raised concerns over the spread of the instability into the rest of the Middle East. This instability could potentially cause serious disruption in oil supply and push the price of oil upward. Abrupt price increase could, in principle, hamper global growth levels and introduce unexpected inflation in the Western world, which could hinder the fragile global economic recovery. The oil price reached the $115 mark late April. However, concern over the euro zone debt crisis and the subdued outlook on the U.S. economy did not support the near future demand and the oil price took a dive and reached as low as $75 during the third quarter.

Portfolio Update

The Trust closed out of all the Japanese positions in the equity, bond, and currency markets in mid-March, due to the massive earthquake and tsunami in that country. This temporary removal was a response to an extreme situation where the current suite of signals provided minimal information relevant to Japan and helped the Trust to mitigate risk. With the ongoing and significant improvement of the two key drivers, mentioned above, the Trust felt comfortable in adding back Japan to the asset universe in September 2011.

The equity yield-curve arbitrage strategy, which was approved by the Investment Committee in May, was added to the current suite of strategies as of June 1, 2011. With this addition, the equity asset class takes advantage of all three strategies offered by the Trust. The existing equity relative value strategy was also enhanced to account for irregularities in accounting practices across different countries. These additions/changes helped the Trust to enhance its equity performance during the reporting period.

As a result of heightened uncertainty in the global markets, the fund’s short term volatility began to rise steadily in July and increased sharply in the month of August. To manage the risk of the portfolio effectively and maintain risk within the stated range of 6% to 8% in the long term, the fund’s target risk was resized in September’s rebalance.

Trust’s Strategies’ Performance

The Trust’s investments in equity markets delivered a negative performance of (0.43)% during the reporting period (see figure 1). In general, equity markets were highly volatile, which was primarily driven by all of the factors mentioned above. The under-performance in the Trust’s equity market investments was driven by the long positions in the German, French and Japanese equity markets. The short positions in the Canadian, Swedish and Hong Kong equity markets contributed positively to the performance of this asset class.

The Trust’s investments in futures on short-term bonds (bonds with maturities of less than one year) suffered a negative performance of (0.82)% during the reporting period (see Figure 1). The short-term interest rate market sentiment insights were generally positive for the first half of the reporting period. However, the euro zone sovereign debt crises made the short-term interest rate market more volatile between June and September 2011. The large short position in Euribor combined with the long position in Eurosterling was the major detractors. The long position in Eurodollar delivered a small positive performance.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) delivered a positive performance of 0.46% during the reporting period (see Figure 1). The large long positions in the U.S. Treasuries and UK Gilt added to the performance in this reporting period. On the other hand, the short positions in the German, Canadian, and Australian bonds detracted from performance and offset some of the gains.

The Trust’s investments in currency markets suffered the largest negative performance of (2.16)% during the reporting period (see Figure 1). The short positions in Swiss franc and euro combined with the long position in Norwegian krone detracted from the performance. The long positions in Swedish krona and Australian dollar contributed positively to the performance and helped to offset a small portion of the loss.

The Trust exploited three strategies (namely, relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the reporting period. Of these three strategies, the yield curve arbitrage and relative value strategies delivered positive performances of 1.09% and 0.91%, respectively. On the other hand, the momentum strategies returned (4.95)%. The underperformance in momentum strategy was the result of highly volatile equity, fixed income, and currency markets, which did not allow for the establishment of sizeable trends that momentum techniques could benefit from. See Figure 2 for the performance of each strategy during the reporting period.

The Trust’s annualized portfolio return volatility was 7.6% during the reporting period, based on the daily performance of the Trust. The Trust experienced a sharp increase in volatility relative to last year’s reported number. This was primarily driven by Japan’s natural disaster, the euro zone sovereign debt crisis, and concern over the U.S.’s anemic recovery and their effects on local and global markets. The realized volatility was well within the stated target risk, and the Trust continues to maintain an expected annualized portfolio return volatility of 6% to 8%. The proprietary risk model uses more than 19 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the portfolio was pushed in the negative territory for this reporting report and its value dropped to (0.21) since inception. The relatively large drop in the return of the portfolio, combined with the sharp increase in the portfolio’s volatility, which was observed primarily in the third quarter, led to this negative risk-adjusted return. The upward shift in the Trust’s volatility was the result of an alarming uncertainty and larger-than-usual global markets volatilities. Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 1: Asset class total return during the reporting period

Figure 2: Strategy total return during the reporting period

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year and short-term interest rate futures less than or equal to one year. See below for a discussion on the performance of the Trust for the quarter and nine months ended September 30, 2011.

The Quarter Ended September 30, 2011

The Trust’s net asset value decreased from $129,332,415 at June 30, 2011 to $127,239,937 at September 30, 2011. The decrease in the Trust’s net asset value primarily resulted from an increase in net realized and unrealized loss from investments.

Net loss for the period was $7,153,683, resulting from a net investment loss of $312,281 and a net realized and unrealized loss of $6,841,402. For the quarter ended September 30, 2011, the Trust had a net gain of $8,766 on short-term investments, a net realized and unrealized loss of $3,426,561 from forward currency contracts, a net realized and unrealized loss of $867,040 from equity index futures, a net realized and unrealized loss of $2,434,795 from fixed income futures, and a net unrealized loss of $147,110 from foreign currency translations. Net realized and unrealized gain and loss for the period from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees.

The increase of $125,543 in total expenses from $208,034 for the quarter ended September 30, 2010 to $333,577 for the quarter ended September 30, 2011, was primarily due to an increase in the Sponsor’s fee. The Sponsor’s fee increased due to an increase in the Trust’s net assets.

The Nine Months Ended September 30, 2011

The Trust’s net asset value increased from $110,938,681 at December 31, 2010 to $127,239,937 at September 30, 2011. The increase in the Trust’s net asset value primarily resulted from an increase in outstanding Shares, which rose from 2,200,000 at December 31, 2010 to 2,600,000 at September 30, 2011, due to 700,000 Shares (7 Baskets) being created and 300,000 Shares (3 baskets) being redeemed during the period.

Net loss for the period was $4,194,585, resulting from a net investment loss of $831,695 and a net realized and unrealized loss of $3,362,890. For the nine months ended September 30, 2011, the Trust had a gain of $11,528 on short-term investments, a net realized and unrealized loss of $2,896,406 from forward currency contracts, a net realized and unrealized gain of $215,082 from equity index futures, a net realized and unrealized loss of $596,824 from fixed income futures, and a net unrealized loss of $157,065 from foreign currency translations. Net realized and unrealized gain and loss for the period from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees.

The increase of $530,211 in total expenses from $408,995 for the nine months ended September 30, 2010 to $939,206 for the nine months ended September 30, 2011, was primarily due to an increase in the Sponsor’s fee. The Sponsor’s fee increased due to an increase in the Trust’s net assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of September 30, 2011.

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

c) 100,000 Shares (1 Basket) were redeemed during the quarter ended September 30, 2011.

Period	Total Number of Shares Redeemed	Average Price Per Share
7/01/11 to 7/31/11	—	$—
8/01/11 to 8/31/11	—	—
9/01/11 to 9/30/11	100,000	49.13

Total	100,000	49.13

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.2	Creation and Redemption Procedures incorporated by reference to Exhibit 4.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.3	Standard Terms of Authorized Participant Agreement incorporated by reference to Exhibit 4.3 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.1	Investment Advisory Agreement incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.2	Futures Commission Merchant Agreement incorporated by reference to Exhibit 10.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.3*	Foreign Exchange Prime Brokerage Agency Agreement incorporated by reference to Exhibit 10.3 filed with Post Effective Amendment No. 2 to Registration Statement 333-153099 on October 12, 2010

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® Diversified Alternatives Trust (registrant)

/s/ Patrick J. Dunne
Patrick J. Dunne
President and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2011

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial officer)

Date: November 14, 2011

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.