Form 10-K
period 2011-12-31
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2012-03-14
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the shares held by non-affiliates was approximately $129,849,750.

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

Secondary Market Trading

While it is anticipated that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV (as defined below). The NAV will fluctuate with changes in the market value of the Portfolio. The trading price of the Shares will fluctuate in accordance with changes in their NAV, intraday changes in the value of the Portfolio, market supply and demand and other factors. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, on which the Shares trade, and the principal markets on which the futures and forward contracts in the Portfolio trade. For example, while the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the derivative instruments or the assets underlying the instruments held by the Trust may be reduced after the close of the principal markets for these instruments or underlying assets. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during this “gap” in market trading hours.

Computation of Trust’s Net Asset Value

On each Business Day, as soon as practicable after the close of regular trading of the Shares on NYSE Arca (normally 4:00 p.m., New York time), the Trustee determines the net asset value of the Trust, the “NAV” and the amount equal to the product of the NAV and the number of Shares constituting a Basket (“Basket Amount”) as of that date. The NAV is the net asset value of the Trust divided by the number of outstanding Shares.

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

Only Authorized Participants are able to transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant has no obligation to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee maintain a current list of Authorized Participants. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Knight Clearing Services LLC and UBS Securities LLC are the only Authorized Participants.

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

Item 1A. Risk Factors.

Risks Relating to Regulatory Requirements

Changes to the regulatory regime applicable to futures contracts and market participants may have an adverse effect on the ability of the Trust to pursue its strategies and, therefore, may result in a decreasing value of the Shares.

The U.S. futures markets and market participants are subject to comprehensive regulation, not only by the CFTC but also by self-regulatory organizations, including the National Futures Association (the “NFA”) and the exchanges on which the futures contracts are traded. Similarly, non-U.S. futures exchanges may also be subject to regulation by foreign governments and self-regulatory organizations, which may impose further limitations on the Trust’s trading activities. As with any regulated activity, changes in the regulations applicable to the futures markets may have unexpected results. For example, changes in the amount or quality of the collateral that traders in futures contracts are required to provide to secure their open positions, or in the limits on the number or size of positions that a trader may have open at a given time, may adversely affect the ability of the Trust to enter into certain transactions that could otherwise present lucrative opportunities.

The regulation of commodities markets and derivatives transactions in the United States is a rapidly changing area of law and is subject to ongoing regulatory action. For example, a number of bills have been introduced to the U.S. Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing speculative position limits applicable to regulated futures and over-the-counter derivatives positions; providing the CFTC authority to establish certain speculative position limits; imposing aggregate speculative position limits across regulated U.S. futures, over-the-counter positions and certain futures contracts traded on non-U.S. exchanges; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Trust.

While it is impossible to predict which measures will be adopted or precisely how they will affect the value of your Shares, any such measures could increase the costs of the Trust, result in significant direct limitations on the maximum permitted size of the Trust’s futures positions and therefore on the size of the Trust or the number or type of strategies available to the Trust, and affect liquidity in the market for the Shares and the correlation between the price of the Shares and the net asset value of the Trust.

Regulatory and exchange position limits may restrict the creation of Baskets and the operation of the Trust.

Prior to the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, position limits with respect to most U.S. futures contracts have been set by U.S. commodities exchanges and boards of trade. The Dodd-Frank Act required the CFTC to establish federal position limits on futures and options contracts in physical commodities (including energy) and on economically equivalent over-the-counter derivatives. As mandated by the Dodd-Frank Act, the CFTC has finalized regulations that impose federal position limits with respect to 28 physical delivery commodity futures and options contracts traded across various exchanges as well as to swaps that are economically equivalent to such contracts and directed the U.S. commodities exchanges and boards of trade to adopt corresponding position limits in futures, options and swaps not to exceed the limits adopted by the CFTC. The final rule significantly limits the availability of the bona fide hedging exemption to hedging of physical commodity positions or transactions and does not extend to financial hedging or risk management.

In addition to the federal position limits established by the CFTC, many U.S. and foreign futures exchanges impose “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. Under the exchange rules and CFTC regulations, all accounts owned or managed by commodity trading advisors, such as the Advisor, their principals and their affiliates would be combined for position limit purposes.

Many U.S. commodities exchanges and boards of trade also limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Once the daily limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting the Trust to substantial losses.

In order to comply with the position limits established by the CFTC and the relevant exchanges, the Advisor may in the future be required to reduce the size of outstanding positions, not enter into new positions that would otherwise be taken for the Trust or not trade certain markets on behalf of the Trust. Modification of trades made by the Trust, if required, could adversely affect the Trust’s operations and profitability and significantly limit the Trust’s ability to reinvest income in additional contracts, create additional Baskets, or add to existing positions in the desired amount.

In addition, a violation of position limits by the Advisor could lead to regulatory action resulting in mandatory liquidation of certain open positions held on behalf of the Advisor’s accounts in order to ensure compliance with the position limits. There can be no assurance that the Advisor will liquidate positions held on behalf of all the Advisor’s accounts, including any proprietary accounts, in a proportionate manner or at prices favorable to the Trust. In the event the Advisor chooses to liquidate a disproportionate number of positions held on behalf of any of the Trust at unfavorable prices, the Trust may incur substantial losses and the value of the Shares may be adversely affected.

Further, the CFTC has proposed a new rule which would require each registered futures commission merchant, such as the Clearing FCM, to establish risk-based limits on position and order size. If the rule is adopted as proposed, the Trust’s Clearing FCM may be required to reduce its internal limits on the size of the positions it will execute or clear for the Trust, and the Trust may seek to use additional clearing FCMs, which may increase the costs of clearing for the Trust and adversely affect the value of the Shares.

The Trust may apply to the CFTC or to the relevant exchange for relief from certain position limits. If the Trust applies and is unable to obtain such relief, the Trust’s ability to issue new Baskets, or the Trust’s ability to reinvest income in additional futures contracts, may be limited to the extent these activities would cause the Trust to exceed applicable position limits. Limiting the size of the Trust may affect the correlation between the price of the Shares, as traded on NYSE Arca and the NAV. Accordingly, the inability to create additional Baskets or add to existing positions in the desired amount could result in Shares trading at a premium or discount to NAV. See “Risk Factors—Risks Relating to the Trust and Investment in the Shares—The NAV may not always correspond to the market price of the Shares and, as a result, Baskets may be created or redeemed at a value that differs from the market price of the Shares.”

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

Commercial banks participating in trading over-the-counter derivative contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many over-the-counter market participants in foreign exchange trading have begun to require that their counterparties post margin. In addition, the Dodd-Frank Act subjects the Trust’s foreign exchange derivatives trading to a retail foreign exchange regime promulgated by a relevant regulator of the Trust’s counterparty. Upon effectiveness of the new retail foreign exchange regulations, the Trust would be required to post margin in the amount required under the regulations (between 2% and 5% depending on a currency pair).

If any of the relevant futures exchanges or over-the-counter market participants imposes substantially higher margin requirements or if margin requirements under the new retail foreign exchange regulations are substantially higher than those presently imposed by the Trust’s counterparties, the Trust may be unable to either realize expected returns or to fully implement its trading strategies as a result of substantially greater margin obligations.

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

Risks Relating to Currency Markets

As a multinational currency, the euro may experience greater price volatility due to the influence of multiple and uncoordinated political and fiscal regimes.

The euro is a multinational currency and its price may be affected by political, social, economic or financial events occurring in any of the seventeen euro zone countries. While the euro is the currency of a union of these countries, the union is economic and not political. The lack of a single fiscal policy and a central economic authority coordinating the response to events that may adversely affect the price of the euro creates uncertainties that do not exist in the case of a single-state currency. If the value of the euro is threatened by events or circumstances arising in localized areas of the euro zone and the euro zone members are not able to coordinate a successful response to such events, the value of the euro may decline and you may sustain a loss on your investment in the Shares.

A country’s decision to abandon the euro zone could have adverse consequences for the value of the Shares.

In the wake of the financial difficulties experienced by Greece, Ireland and Portugal there has been speculation about a possible breakup of the euro zone. If one or more nations decide to leave the euro zone, it is impossible to predict the effect of such a decision on the value of the euro and any of the other foreign currencies in which the Portfolio holds positions at any time. Similarly, the departure of one of the stronger economies (Germany, for example) could have devastating consequences for the value of the euro and adversely affect foreign currency positions in the Portfolio. Under these circumstances, the value of the Shares would decrease and you could sustain losses on your investment.

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

The Trust may invest in U.S. government debt instruments, which are U.S. Treasury bills, notes and bonds of varying maturities that are backed by the full faith and credit of the United States government. The U.S. government debt instruments in which the Trust invests may be subject to credit risk and interest rate risk. Credit risk refers to the possibility that the issuer of a security will be unable to make interest payments and/or repay the principal on its debt. Interest rate risk refers to the fluctuations in the value of a fixed income security resulting from fluctuations in the general level of interest rates. While the credit risk associated with U.S. government securities was, in the past, generally considered to be minimal, the possibility of a default by the U.S. government on its debt obligations has lately been the subject of speculation as the U.S. congress has labored to raise the statutory limit on public indebtedness and to address the budget deficit. Reflecting these concerns, both Moody’s and Fitch have placed a “negative outlook” on their triple-A ratings of U.S. government securities, while Standard & Poor’s has downgraded the long-term sovereign credit rating on the United States of America to “AA+” but maintained the “A-1+” short-term rating. In addition, the interest rate risk associated with U.S. government securities can be substantial, and such risks may vary unpredictably over time. U.S. government securities generally offer lower yields than other fixed-income securities, making them more susceptible to changes in interest rates. Thus, a rise in the general level of interest rates may cause the value of the Portfolio’s U.S. government securities or U.S. government securities-linked derivative contracts to fall substantially. In addition, recent historically high deficit spending by the U.S. government has necessitated additional issuances of U.S. government securities, which may result in a significant decline in yields. A continuing rise in the level of the U.S. government deficit may lead to a further increase in the U.S. government borrowings and could be associated with an increase in the interest rates paid on U.S. government securities. Any such increase would adversely affect the value of U.S. government securities held by the Trust and, therefore, the value of the Shares. In addition, the Trust may become exposed to a greater credit risk with respect to U.S. government securities, which may cause a considerable decline in the value of the Portfolio.

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

Interest rate movements directly affect the price of the sovereign bond-related positions held by the Trust and indirectly the value of the Portfolio. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is expected to be to interest rate fluctuations in the United States and other major industrialized, or Group of Seven countries (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”). However, the Trust also may take positions in futures contracts on the government debt of other nations such as, for example, Australia, Sweden, Switzerland and Norway.

Risks Relating to Interest Rate Derivatives Markets

Investing in interest rate futures contracts creates exposure to interest rate fluctuations in one country as well as relative interest rate movements between countries.

Interest rate movements directly affect the price of the interest rate futures positions held by the Trust and indirectly the value of its security index futures and currency forward positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. Because interest rates move up and down, interest rate futures contracts held by the Trust may trade at a premium some of the time and at a discount at other times. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and other G-7 countries. However, the Trust may also take futures positions in the interest rates and currencies of other nations such as, for example, Australia, Sweden, Switzerland and Norway.

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

As evidenced by the upheaval of the credit markets leading to and following the 2008 bankruptcy of Lehman Brothers, counterparty credit exposure may surge unexpectedly or as a result of events which may or may not relate to the credit standing of the counterparties to the Trust.

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

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Trust’s assets. The trading prices of Shares are expected to fluctuate in accordance with changes in the NAV, intraday changes in the value of the investment portfolio held by the Trust and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, on which the Shares trade, and markets for the instruments, or the assets underlying the instruments, held by the Trust. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the derivative instruments, or the assets underlying the instruments, held by the Trust and trading on certain other exchanges or trading facilities during different time frames may be reduced after the close of the principal markets for those instruments or underlying assets. Consequently, liquidity in the instruments held by the Trust may be reduced at the close of trading at the applicable underlying market. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during the time when NYSE Arca is open and certain other applicable markets are closed.

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

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical provisions under which there is a lack of direct authority. In general, if a partnership is “publicly traded” (as defined in the United States Internal Revenue Code of 1986, the “Code”) it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest), gains from futures and/or forward contracts derived from investing in foreign currencies and income from certain commodities transactions. In addition, qualifying income generally also includes income from a notional principal contract (such as a credit default swap) if the income from the reference obligation would be qualifying income. In determining whether interest is treated as qualifying income for purposes of these rules, interest income derived from a “financial business” and income and gains derived by a “dealer” in securities are not treated as qualifying income. The Trust takes the position that for purposes of determining whether the Trust is engaged in a financial business, portfolio investing activities that the Trust engages in do not and will not cause the Trust to be engaged in a financial business or to be considered a “dealer” in securities.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On November 16, 2009, the Shares commenced trading on NYSE Arca under the symbol “ALT.” For each of the quarters during the fiscal years ended December 31, 2011 and 2010, the high and low sale prices of the Shares as reported for transactions on the NYSE Arca were as follows:

	Years Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$51.75	$50.10	$49.98	$49.17
Second Quarter	$52.54	$50.95	$50.72	$49.58
Third Quarter	$52.16	$48.10	$50.66	$49.38
Fourth Quarter	$49.83	$48.21	$51.20	$50.21

The number of Shareholders of record of the registrant as of January 31, 2012 was approximately 5,508.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2011 and 2010. The Trust has no obligation to make periodic distributions to Shareholders.

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

c) 900,000 Shares (9 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2011.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/11 to 10/31/11	100,000	$49.48
11/01/11 to 11/30/11	500,000	49.23
12/01/11 to 12/31/11	300,000	48.92

Total	900,000	49.16

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2011, 2010 and 2009*)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2011	2010		2009
Total assets	$90,764	$114,773	**	$15,018 **
Total gain (loss) on sales of short-term investments and forward currency and futures contracts	$(5,969)	$3,746		$(67)
Net gain (loss)	$(4,242)	$1,190		$(172)
Weighted-average Shares outstanding	2,388,493	1,346,575		232,184
Net gain (loss) per Share	$(1.78)	$0.88		$(0.74)
Net cash flows	$377	$3,143		$167

*	For the period from October 6, 2009 (commencement of operations) through December 31, 2009.
**	Prior years amounts have been reclassified to conform with current financial statement presentation.

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

Overall Performance

The Year Ended December 31, 2011

The Trust returned (3.17)% for the year ended December 31, 2011. The negative performance was largely driven by the currency, equity and short-term fixed income market investments. The long-term fixed income market investments had a positive contribution to the performance.

Market Environment/Background

The global markets experienced significant events (discussed below) and were highly volatile for the year ended December 31, 2011. These events led to a risk adverse market and a global sell-off in the second half of the year.

The year began with optimism in U.S., Asian, and European Union (EU) markets. This optimism carried through April, with most major countries/indices outperforming expectations despite some disruptions in March as a result of the immense natural disaster in Japan. However, this global bull market came to a halt in May and continued to have difficulty finding its footing for the remainder of the year. The markets faced five main issues for the year ended December 31, 2011: 1) mounting pressure on sovereign debt in the EU region, 2) political impasse over the debt ceiling and loss of trust in the direction of U.S. policy to address economic recovery, 3) extremely low U.S. investor sentiment, which reached its lowest level in thirty years (based on the survey conducted by the University of Michigan), 4) Japan’s natural disaster and its effect on global supply chains and 5) spread of political instability in the Middle East and North Africa and its subsequent effect on the price of energy.

Although optimism about the health of the U.S. economy grew at the beginning of the year, the reports on U.S. macro-economic data were mixed throughout the year. Unemployment numbers remained persistently high as hiring was slowed down in the private sector and the government. However, in the last quarter, the hiring pace picked up and the unemployment rate dropped to 8.5% which was the lowest since 2009. The U.S. debt/credit rating was downgraded one notch by Standard and Poor’s in August 2011 over the debt ceiling issue, which exacerbated the underperformance of the U.S. equity market during the third quarter of 2011. The equity market, as measured by the S&P 500 index, had a flat performance for the year ended December 31, 2011. The U.S. dollar index volatility was not as high and the U.S. dollar depreciated steadily through June 2011. However, as the markets digested the high uncertainty ahead, the U.S. dollar began to appreciate and the index ended up returning about 1.8% for the year ended December 31, 2011. The index’s annual volatility was about 9%.

EU markets were highly volatile during the year ended December 31, 2011 as the sovereign debt crises in Greece, Ireland, and Portugal continued to cast a cloud over the euro zone and global recovery. Both Greece’s and Ireland’s credit ratings were downgraded during the year. Portugal was given about $100 billion. The EU markets experienced some optimism based on the compromise between the European Central Bank (ECB), International Monetary Fund (IMF), and EU officials, which granted Greece a bailout of approximately $155 billion. But optimism from these stabilization measures was short lived as Italy’s growing debt crisis caused increasing anxiety; the Italian government holds approximately $2 trillion in debt. This concern hinted that the core EU may also suffer from debt issues and the situation could spiral out of control in the near future.

European officials scrambled in the second half of the year to calm the markets and prevent the first sovereign default in the euro area. Fearing that the debt crisis could cripple the region’s banking system, markets responded to every twist in the multiple negotiations and summits attempting to resolve this crisis. After the fifth European official summit was not able to deliver a comprehensive plan, Standard & Poor’s announced that 15 euro zone nations might face rating downgrades. This included Germany and France, which could subsequently affect the European Financial Stability Facility (EFSF) rating. The German and French equity markets were particularly volatile (each more than 28%) during the year ended December 31, 2011. Both DAX and CAC 40 delivered poor performance, approximately (14.7)% and (17.0)%, respectively. The euro was also quite volatile (more than 11%) and depreciated approximately 3.2% against the U.S. dollar by the end of the year.

In the early part of the year ended December 31, 2011, the Nordic countries’ macro economic data were strong and countries such as Sweden raised forecasts for growth in the next few years. Additionally, the Swedish central bank raised its benchmark repurchase rate in April and July, and the Swedish krona advanced against major currencies. Norway also benefitted from a sharp rise in oil prices and its currency appreciated substantially. However, in the second half of the year, the region’s currencies experienced high volatility and depreciation. The concern over the sovereign debt crisis in the EU region continued to put downward pressure on these currencies as the EU’s faltering economies did not support strong global growth projections in the near future and these economies rely heavily on exports. The Swedish krona and Norwegian krone depreciated 2.5% and 2.8%, respectively, against the U.S. dollar for the year ended December 31, 2011.

Japan began the year with optimism. The Bank of Japan raised its economic assessment as faster overseas growth bolstered exports and production. However, the massive earthquake and tsunami in March devastated the country, and the aftermath derailed hopes of economic growth and prosperity in the short-term. Japan began to struggle with industrial production, and supply chains were disrupted significantly. For the year, the Nikkei 225 index dropped more than 17% and the Japanese yen appreciated 5.5% relative to the U.S. dollar. High risk aversion drove the yen’s appreciation.

Political and social unrest in several Middle Eastern and Northern African nations during 2011 raised concerns over the spread of instability throughout the rest of the Middle East potentially causing serious disruptions in oil supply and pushing the price of oil upward. The price of oil broke the $115 per barrel mark in late April due in part to such concerns. However, concern over the euro zone debt crises and the fragile recovery of the U.S. economy pushed the price of oil downward over the remainder of the year, and prices ended up below $100 per barrel by December 31, 2011.

Portfolio Update

The Trust closed out of all its Japanese positions in the equity, bond, and currency markets in mid-March, following the earthquake and tsunami in that country. Based on the available information, the Investment Committee of the Advisor did not find the uncertainty surrounding this exogenous shock to be consistent with the Trust’s systematic process in the short-term. By mid-August, all the information indicated that the country had made significant progress and that the risk of an energy or nuclear shock was back to a normal level. Given that the Japanese market has comparatively recognized this “normal” state, Japan was re-introduced to the Trust’s investment universe in the subsequent fund rebalance in September.

An equity yield curve arbitrage strategy, which was approved by the Investment Committee in May, was added to the current suite of strategies as of June 1, 2011. The existing equity relative value strategy was also enhanced to account for differences in accounting practices across different countries. These additions/changes helped the Trust to enhance its equity performance for the year ended December 31, 2011.

As a result of heightened uncertainty in the global markets, the fund’s short-term volatility began to rise steadily in July and increased sharply in the month of August. To manage the risk of the portfolio effectively and maintain risk within the stated range of 6% to 8% in the long-term, the fund’s target risk was resized in September’s rebalance.

The short-term bond strategy began to suffer from negative performance in the second half of the year. This negative performance was the result of a mismatch between market expectations on short-term interest rates and the strategy suggested based on momentum. For this reason, the strategy has been temporarily removed from the Trust’s current suite of strategies until market conditions significantly improve.

Trust’s Strategies’ Performance

The Trust’s investments in equity markets delivered negative performance (0.91%) during the year ended December 31, 2011 (see figure 1). In general, equity markets were highly volatile, which was primarily driven by all of the factors mentioned above. The under-performance in the Trust’s equity market investments were driven by the long positions in the German, French, and Japanese equity markets. The short positions in the Canadian, United Kingdom, and Hong Kong equity markets contributed positively to the performance of this asset class.

The Trust’s investments in futures on short-term bonds (bonds with maturities of less than one year) suffered a negative performance of (0.82)% for the year ended December 31, 2011 (see figure 1). The short-term interest rate market sentiment insights were generally positive for the first half of the year. However, the euro zone sovereign debt crises made the short-term interest rate market more volatile for the second half of the year. The Trust’s large short position in Euribor, combined with its long position in Eurosterling were the major detractors. The Trust’s long position in Eurodollar delivered positive performance and offset some of the loss in the other two assets.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) delivered a positive performance of 0.32% for the year ended December 31, 2011 (see figure 1). The Trust’s large long positions in U.S. Treasuries and United Kingdom gilt delivered a large positive contribution to performance for the year ended December 31, 2011. On the other hand, short positions in Australian and Canadian bonds detracted from performance and offset some of the Trust’s gains for the year.

The Trust’s investments in currency markets suffered the largest negative performance, (1.76)%, during the year ended December 31, 2011 (see figure 1). Short positions in the Swiss franc and euro combined with long position in the Norwegian krone detracted from the Trust’s performance in the year ended December 31, 2011. The Trust’s long positions in the Swedish krona and Australian dollar contributed positively to performance for the year.

The Trust exploited three strategies (namely, relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the year ended December 31, 2011. Of these three strategies, the yield curve arbitrage and relative value strategies delivered positive performances of 0.38% and 1.96%, respectively. On the other hand, the momentum strategies returned (5.51)%. The underperformance in momentum strategy was the result of highly volatile equity, fixed income, and currency markets, which did not support sizeable trends that momentum techniques could benefit from. See figure 2 for the performance of each strategy during the year ended December 31, 2011.

The Trust’s annualized portfolio return volatility was 6.92% for the year ended December 31, 2011, based on the daily performance of the Trust. The Trust experienced an increase in volatility relative to last year’s reported number. This was primarily driven by Japan’s natural disaster, the euro zone sovereign debt crisis, and the concern over the U.S.’s anemic recovery, and their effects on their local and global markets. Realized volatility was well within the stated target range for risk, and the Trust continues to maintain an expected annualized portfolio return volatility of 6% to 8%. The Trust’s proprietary risk model uses more than 19 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the Trust’s portfolio was (0.20) for the period from inception through December 31, 2011. The relatively large drop in the return of the portfolio combined with the increase in the portfolio’s volatility, which was observed primarily in the third quarter, led to this negative risk-adjusted return. The upward shift in the Trust’s volatility was the result of increased uncertainty and larger-than-usual volatilities in global markets. The Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 1: Asset class total return during the year ended December 31, 2011

Figure 2: Strategy total return during the year ended December 31, 2011

The Year Ended December 31, 2010

The Trust returned 1.84%, net of fees and transaction costs, for the year ended December 31, 2010. Positive performance was largely driven by the currency and the long-term fixed income market investments. However, the equity and short-term fixed income market investments detracted from the overall performance.

Market Environment/Background

The markets were relatively volatile for the year ended December 31, 2010. Uncertainty about the global recovery, its sustainability, and fear of a double dip recession were some of the important elements that shaped markets across the world. These concerns were fueled by mixed global economic data, persistent high unemployment in the U.S., European Union sovereign credit risk distress, and the fear of the contagion effect. These issues left the markets with a weak sentiment for the first half of the year and made investors cautious about taking risks. The ramification of these kinds of concerns also forced some typical hedge fund currency strategies to unwind their positions between May and July 2010. However, some optimism took hold in the second half of the year as more encouraging economic news was released.

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

Trust’s Strategies’ Performance

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) delivered a 2.51% return for the year ended December 31, 2010 (see figure 3). Uncertainty in the global market recovery and relatively volatile markets attracted investors to safer assets and encouraged a flight to quality. On average, large long positions in U.S. Treasury bonds and United Kingdom gilts combined with the overall average large short position in the Australian bond markets added a positive contribution to the Trust’s performance. However, the overall short positions in the Canadian and Japanese government bonds detracted from performance.

The Trust’s investments in futures on short-term bonds (bonds with maturities of less than one year) underperformed and delivered (0.90)% for 2010 (see figure 3). The short-term end of the yield curve was volatile and did not allow for the markets to establish a sizeable trend that momentum strategies could take advantage of. Performance from the overall large long euro-sterling asset was the largest positive contributor, while the short position in Euribor underperformed and pushed the strategy’s performance into the negative territory.

The Trust’s investments in equity markets delivered a negative performance of (0.49)% during the year ended December 31, 2010 (see figure 3). In general, equity markets had a poor performance in early 2010 and tumbled for the first half of the year. Uncertainty about the global recovery and European Union sovereign debt default risk were frequently brought into the spotlight. The underperformance in the Trust’s equity market investments was driven by the short positions in Hong Kong and Canadian equity markets. Meanwhile, on average, the long positions in the German and Japanese equity markets contributed positively to the performance of this asset class during the year ended December 31, 2010.

The Trust’s investments in currency markets performed well during the year ended December 31, 2010 and delivered a 1.51% return (see figure 3). The main contributors to the performance were the overall large long positions in the Australian dollar, Swedish krona, and Norwegian krone. Meanwhile, the large short positions in the euro and Swiss franc contributed negatively to the performance of the currency portfolio in 2010.

The Trust exploited three strategies (namely, relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the year ended December 31, 2010. Of these three strategies, the carry and relative value strategies delivered positive returns of 5.29% and 0.86%, respectively. The momentum strategy, on the other hand, had a negative contribution of (3.31)%. The underperformance in the momentum strategy was the result of highly volatile and range bound markets, which do not allow for the establishment of sizeable trends that market neutral long/short momentum techniques could benefit from. See figure 4 for the performance of each strategy during the year ended December 31, 2010.

The Trust realized portfolio return volatility of 4.7% for the year ended December 31, 2010, based on the daily performance of the Trust. This low return volatility, relative to the Trust’s stated target, is partly due to higher than usual correlations among assets within each asset class and low or negative correlations among the three strategies employed by the Trust. The Trust continues to maintain an expected annualized portfolio return volatility of 6% to 8%. The proprietary risk model uses more than 19 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the Trust portfolio was 0.35 for the period from inception through December 31, 2010. This lower Sharpe ratio, compared to the stated target of 0.50, is partly due to lower realized volatility of the portfolio. As mentioned above, the relatively higher volatility in different markets could lead to higher than usual correlations among assets within each asset class which, in turn, would lower the Trust’s realized volatility. However, the Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 3: Asset class total return during the year ended December 31, 2010

Figure 4: Strategy total return during the year ended December 31, 2010

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income, through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the Trust’s portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year and short-term interest rates futures less than or equal to one year. See below for a discussion on the performance of the Trust for the years ended December 31, 2011, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009.

The Year Ended December 31, 2011

The Trust’s net asset value decreased from $110,938,681 at December 31, 2010 to $87,893,859 at December 31, 2011. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 2,200,000 at December 31, 2010 to 1,800,000 at December 31, 2011, due to 800,000 Shares (8 Baskets) being created and 1,200,000 Shares (12 Baskets) being redeemed during the year.

Net loss for the year was $4,241,958, resulting from a net investment loss of $1,108,231 and a net realized and unrealized loss of $3,133,727. For the year ended December 31, 2011, the Trust had a net gain of $13,430 from short-term investments, a net loss of $2,082,535 from forward currency contracts, a net loss of $246,392 from equity index futures, a net loss of $697,831 from fixed income futures, and a net loss of $207,584 from foreign currency translations. Net realized and unrealized gain and loss for the year from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees. Other than the Sponsor’s fees of $1,146,228 and brokerage commissions and fees of $87,185, the Trust had no other expenses during the year.

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

Net gain for the year was $1,189,545, resulting from a net investment loss of $564,823 and a net realized and unrealized gain of $1,754,368. For the year ended December 31, 2010, the Trust had a net gain of $199 from short-term investments, a net gain of $524,090 from forward currency contracts, a net gain of $527,954 from equity index futures, a net gain of $558,549 from fixed income futures, and a net gain of $102,402 from foreign currency translations. Net realized and unrealized gain and loss for the year from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees. Other than the Sponsor’s fees of $634,698 and brokerage commissions and fees of $41,147, the Trust had no other expenses during the year.

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

Net loss for the period was $172,003, resulting from a net investment loss of $25,508 and a net realized and unrealized loss of $146,495. For the period from October 6, 2009 (commencement of operations) through December 31, 2009, the Trust had a net gain of $52,368 from forward currency contracts, a net loss of $16,999 from equity index futures, a net loss of $177,755 from fixed income futures, and a net loss of $6,245 from foreign currency translations. Net realized and unrealized gain and loss for the period from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees. Other than the Sponsor’s fees of $26,019 and brokerage commissions and fees of $1,933, the Trust had no other expenses during the period.

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

Item  7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of December 31, 2011.

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

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements*

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Investment Income
Interest	$45	$41	$21	$18	$125

Total investment income	45	41	21	18	125

Expenses
Sponsor’s fees	273	297	308	268	1,146
Brokerage commissions and fees	18	17	25	26	87

Total expenses	291	315	334	294	1,233

Net investment loss	(246)	(274)	(312)	(277)	(1,108)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	—	3	9	2	13
Forward currency contracts	(1)	1,302	(1,283)	(3,253)	(3,235)
Futures contracts	(3,852)	3,418	(4,083)	1,769	(2,748)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(47)	37	(147)	(51)	(208)
Forward currency contracts	1,364	(2,135)	(2,144)	4,067	1,152
Futures contracts	3,872	(483)	807	(2,305)	1,891

Net realized and unrealized gain (loss)	1,336	2,142	(6,841)	229	(3,134)

Net gain (loss)	$1,091	$1,868	$(7,154)	$(47)	$(4,242)

Net gain (loss) per Share	$0.48	$0.77	$(2.77)	$(0.02)	$(1.78)
Weighted-average Shares outstanding	2,287,778	2,434,066	2,578,348	2,247,826	2,388,493

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Investment Income
Interest	$7	$23	$34	$47	$111

Total investment income	7	23	34	47	111
Expenses
Sponsor’s fees	59	127	195	253	635
Brokerage commissions and fees	4	10	13	14	41

Total expenses	64	137	208	267	676

Net investment loss	(57)	(114)	(174)	(220)	(565)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	—	—	0	—	0
Forward currency contracts	18	177	(154)	659	700
Futures contracts	(479)	892	(52)	2,685	3,045
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	3	(22)	198	(77)	102
Forward currency contracts	164	(613)	719	(445)	(176)
Futures contracts	304	(292)	791	(2,720)	(1,918)

Net realized and unrealized gain	10	141	1,501	102	1,754

Net gain (loss)	$(47)	$28	$1,327	$(118)	$1,190

Net gain (loss) per Share	$(0.09)	$0.03	$0.81	$(0.06)	$0.88
Weighted-average Shares outstanding	521,111	1,097,802	1,644,565	2,093,478	1,346,575

*	Certain totals may not sum due to rounding.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2011.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor conclude that the Trust maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Ite m 9B. Other Information.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2011 and 2010 were:

	2011	2010
Audit fees	$63,001	$63,001
Audit-related fees	1,500	—
Tax fees	353,902	376,741
All other fees	—	—

	$418,403	$439,742

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	First Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.2	Creation and Redemption Procedures incorporated by reference to Exhibit 4.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.3	Standard Terms of Authorized Participant Agreement incorporated by reference to Exhibit 4.3 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.1	Investment Advisory Agreement incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.2	Futures Commission Merchant Agreement incorporated by reference to Exhibit 10.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.3*	Foreign Exchange Prime Brokerage Agency Agreement incorporated by reference to Exhibit 10.3 filed with Post Effective Amendment No. 2 to Registration Statement 333-153099 on October 12, 2010

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Pursuant to Rule 406T of regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

iShares® Diversified Alternatives Trust

Financial Statements

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at December 31, 2011 and 2010	F-3

Statements of Operations for the years ended December 31, 2011, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009	F-4

Statements of Changes in Shareholders’ Capital for the years ended December 31, 2011, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009	F-5

Statements of Cash Flows for the years ended December 31, 2011, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009	F-6

Schedule of Investments at December 31, 2011	F-7

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® Diversified Alternatives Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Diversified Alternatives Trust (the “Trust”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years in the period ended December 31, 2011, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 14, 2012

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At December 31, 2011 and 2010

	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$3,686,978	$3,309,973
Cash and cash equivalents held at brokers (restricted)	1,401,234	2,695,461
Foreign currencies held at brokers (restricted)(a)	7,504,546	6,926,407
Short-term investments	74,597,056	100,261,940
Interest receivable	2,333	1,834
Unrealized appreciation on forward currency contracts (Note 9)	3,723,647	3,620,413
Net unrealized depreciation on futures contracts (Note 9)	(152,172)	(2,043,296)

Total Assets	$90,763,622	$114,772,732

Liabilities and Shareholders’ Capital
Current Liabilities
Sponsor’s fees payable	$74,427	$89,735
Due to brokers	100,000	—
Unrealized depreciation on forward currency contracts (Note 9)	2,695,336	3,744,316

Total Liabilities	2,869,763	3,834,051

Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) - 1,800,000 issued and outstanding at December 31, 2011 and 2,200,000 issued and outstanding at December 31, 2010	87,879,459	110,931,481
Additional paid-in capital	14,400	7,200

Total Shareholders’ Capital	87,893,859	110,938,681

Total Liabilities and Shareholders’ Capital	$90,763,622	$114,772,732

(a)	Cost of foreign currencies at December 31, 2011 and 2010: $7,615,973 and $6,830,250, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations

For the years ended December 31, 2011, 2010 and the period from October 6, 2009

(commencement of operations) through December 31, 2009

	Years Ended December 31,		Period from October 6, 2009 (Commencement of Operations) through December 31, 2009
	2011	2010
Investment Income
Interest	$125,182	$111,049	$2,444

Total investment income	125,182	111,049	2,444

Expenses
Sponsor’s fees	1,146,228	634,698	26,019
Brokerage commissions and fees	87,185	41,174	1,933

Total expenses	1,233,413	675,872	27,952

Net investment loss	(1,108,231)	(564,823)	(25,508)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	13,430	199	—
Forward currency contracts	(3,234,749)	699,926	435
Futures contracts	(2,748,162)	3,045,389	(67,036)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(207,584)	102,402	(6,245)
Forward currency contracts	1,152,214	(175,836)	51,933
Futures contracts	1,891,124	(1,917,712)	(125,582)

Net realized and unrealized gain (loss)	(3,133,727)	1,754,368	(146,495)

Net gain (loss)	$(4,241,958)	$1,189,545	$(172,003)

Net gain (loss) per Share	$(1.78)	$0.88	$(0.74)
Weighted-average Shares outstanding	2,388,493	1,346,575	232,184

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the years ended December 31, 2011, 2010 and the period from October 6, 2009

(commencement of operations) through December 31, 2009

	Years Ended December 31,		Period from October 6, 2009 (Commencement of Operations) through December 31, 2009
	2011	2010
Shareholders’ Capital, Beginning of Period	$110,938,681	$14,855,197	$—
Contributions	40,581,012	94,893,939	15,027,200
Redemptions	(59,383,876)	—	—
Net investment loss	(1,108,231)	(564,823)	(25,508)
Net realized gain (loss) on:
Short-term investments	13,430	199	—
Forward currency contracts	(3,234,749)	699,926	435
Futures contracts	(2,748,162)	3,045,389	(67,036)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(207,584)	102,402	(6,245)
Forward currency contracts	1,152,214	(175,836)	51,933
Futures contracts	1,891,124	(1,917,712)	(125,582)

Shareholders’ Capital, End of Period	$87,893,859	$110,938,681	$14,855,197

Net Asset Value per Share, End of Period	$48.83	$50.43	$49.52

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows

For the years ended December 31, 2011, 2010 and the period from October 6, 2009

(commencement of operations) through December 31, 2009

	Years Ended December 31,		Period from October 6, 2009 (Commencement of Operations) through December 31, 2009
	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$(4,241,958)	$1,189,545	$(172,003)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(350,098,480)	(188,417,529)	(22,496,236)
Sales/maturities of short-term investments	375,878,478	101,756,444	9,000,000
Accretion of discount	(101,684)	(102,982)	(1,438)
Net realized gain on short-term investments	(13,430)	(199)	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	1,294,227	(1,978,071)	(717,390)
Foreign currencies held at brokers, at cost (restricted)	(785,723)	(6,266,078)	(564,172)
Interest receivable	(499)	(829)	(1,005)
Net unrealized appreciation (depreciation) on futures contracts	(1,907,734)	1,906,344	123,565
Sponsor’s fees payable	(15,308)	78,083	11,652
Due to brokers	100,000	—	—

Net cash provided by (used in) operating activities	20,107,889	(91,835,272)	(14,817,027)

Cash Flows from Financing Activities
Contributions	40,581,012	94,893,939	15,027,200
Redemptions	(59,383,876)	—	—

Net cash provided by (used in) financing activities	(18,802,864)	94,893,939	15,027,200

Effect of exchange rate changes on cash	(928,020)	84,707	(43,574)

Net increase in cash and cash equivalents	377,005	3,143,374	166,599

Cash and Cash Equivalents
Beginning of period	3,309,973	166,599	—

End of period	$3,686,978	$3,309,973	$166,599

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments

At December 31, 2011

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$11,300,000	0.01% - 0.07% due 1/12/12	$11,299,766
3,000,000	0.01% due 2/16/12	2,999,870
18,500,000	0.01% - 0.03% due 2/23/12	18,499,315
11,600,000	0.00%(a) - 0.04% due 3/08/12	11,599,443
14,200,000	0.01% due 3/12/12	14,198,827
16,000,000	0.01% due 3/15/12	15,999,835

	Total United States Treasury bills - 84.87%(b)	$74,597,056

(a)	Rounds to less than 0.01%.
(b)	Percentage is based on shareholders’ capital.

•	As of December 31, 2011, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
1/5/2012	AUD	1,439,138	USD	1,479,591	$4,353
1/5/2012	CAD	2,096,640	USD	2,067,818	8,846
1/5/2012	CHF	16,730,530	USD	18,176,949	284,981
1/5/2012	EUR	21,864,893	USD	29,237,645	853,562
1/5/2012	GBP	10,983,337	USD	17,296,467	227,406
1/5/2012	JPY	729,545,155	USD	9,498,847	16,846
1/5/2012	NOK	58,107,906	USD	10,119,159	382,808
1/5/2012	SEK	65,656,222	USD	9,776,734	199,783
1/5/2012	USD	13,003,122	AUD	13,862,019	1,206,611
1/5/2012	USD	17,811,000	CAD	18,166,135	28,765
1/5/2012	USD	11,881,579	CHF	11,121,056	11,504
1/5/2012	USD	554,560	EUR	427,894	914
1/5/2012	USD	15,915,634	GBP	10,333,893	144,134
1/5/2012	USD	5,033,720	JPY	391,029,463	48,545
1/5/2012	USD	23,350,443	SEK	162,165,275	303,809
4/4/2012	CAD	15,108,487	USD	14,808,032	421
4/4/2012	USD	6,834,790	GBP	4,402,019	359

					3,723,647

1/5/2012	AUD	12,422,881	USD	12,683,089	(51,407)
1/5/2012	CAD	22,916,759	USD	21,610,157	(894,883)
1/5/2012	GBP	244,556	USD	376,856	(3,205)
1/5/2012	JPY	409,525,308	USD	5,276,254	(46,404)
1/5/2012	NOK	60,428,668	USD	10,121,978	(3,232)
1/5/2012	SEK	119,994,053	USD	17,465,576	(37,367)
1/5/2012	USD	6,750,444	CAD	6,847,264	(26,197)
1/5/2012	USD	6,286,165	CHF	5,609,474	(287,279)
1/5/2012	USD	28,786,266	EUR	21,436,999	(957,657)
1/5/2012	USD	1,436,772	GBP	894,000	(47,419)
1/5/2012	USD	9,735,908	JPY	748,041,000	(13,514)
1/5/2012	USD	20,059,960	NOK	118,536,574	(198,398)
1/5/2012	USD	3,551,668	SEK	23,485,000	(126,027)
4/4/2012	CHF	10,535,738	USD	11,287,968	(484)
4/4/2012	EUR	7,702,109	USD	10,006,672	(370)
4/4/2012	USD	8,957,973	AUD	8,825,111	(658)
4/4/2012	USD	5,659,651	JPY	434,673,658	(322)
4/4/2012	USD	9,561,513	NOK	57,248,212	(161)
4/4/2012	USD	14,754,666	SEK	101,553,209	(352)
					(2,695,336)

Net Unrealized Appreciation					$1,028,311

•	As of December 31, 2011, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
AEX Index	(69)	1/20/2012	$(5,611,708)	$(263,343)
CAC 40 10-Year Euro	164	1/20/2012	6,739,242	197,994
OMX 30 Index	(575)	1/20/2012	(8,295,406)	(280,987)
Hang Seng Index	(40)	1/30/2012	(4,752,659)	34,507
MSCI Taiwan Index	175	1/30/2012	4,436,250	(35,000)
TOPIX Index	(34)	3/9/2012	(3,217,052)	33,143
S&P/TSX 60 Index	(53)	3/15/2012	(7,067,361)	(68,186)
SPI 200 Index	72	3/15/2012	7,416,505	(289,722)
DAX Index	20	3/16/2012	3,829,543	77,889
FTSE 100 Index	44	3/16/2012	3,785,540	59,491
S&P 500 E-mini Index	21	3/16/2012	1,315,230	24,623

				(509,591)

Interest Rate Contracts
10-Year Mini JGB	(28)	3/8/2012	(5,186,223)	(30,569)
Euro Bund	92	3/8/2012	16,605,519	484,340
Japan 10-Year Bond	(5)	3/9/2012	(9,254,614)	(51,989)
Australian 10-Year Bond	(130)	3/15/2012	(15,845,850)	(176,665)
Canada 10-Year Bond	(92)	3/21/2012	(12,092,590)	(161,071)
US 10-Year Note	98	3/21/2012	12,850,250	96,469
Long Gilt	70	3/28/2012	12,722,644	196,904

				357,419

Net Unrealized Depreciation				$(152,172)

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements

December 31, 2011

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

Certain amounts in the financial statements for the prior years have been reclassified to conform to the current financial statement presentation.

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

As of December 31, 2011 and 2010, the Trust had cash and cash equivalents held at brokers of $1,401,234 and $2,695,461, respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

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

As of December 31, 2011 and 2010, the Trust had foreign currencies held at brokers of $7,504,546 and $6,926,407, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

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

On each business day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after the close of regular trading of the Shares on NYSE Arca (normally 4:00 p.m., New York time), the Trustee determines the net asset value of the Trust. Net asset value of the Trust means the total assets of the Trust including all cash and cash equivalents or other debt securities less total liabilities of the Trust, each determined on the basis of U.S. GAAP, consistently applied under the accrual method of accounting. In particular, net asset value of the Trust includes any unrealized profit or loss on open forward contracts and futures contracts, and any other credit or debit accruing to the Trust but unpaid or not received by the Trust.

I.	Recent Accounting Standard

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance to improve disclosure about fair value measurements which will require the following disclosures for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation policies and procedures and a narrative description of the sensitivity of the fair measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The adoption of the additional disclosure requirements is not expected to materially impact the Trust’s financial statements and disclosures.

In December 2011, the FASB issued guidance to enhance current disclosure requirements on offsetting of certain assets and liabilities and enable financial statement users to compare financial statements prepared under U.S. GAAP and International Financial Reporting Standards (IFRS). The new disclosures are required for investments and derivative financial instruments subject to master netting agreements or similar agreements and require an entity to disclose both gross and net information about such investments and transactions eligible for offset in the statement of assets and liabilities. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar agreements. The guidance is effective for financial statements for fiscal years beginning after January 1, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements and disclosures.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the years ended December 31, 2011, 2010 and the period from October 6, 2009 (commencement of operations) through December 31, 2009. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios for the period from October 6, 2009 through December 31, 2009 have been annualized. The total return is based on the change in the net asset value of a Share during the period.

	Years Ended December 31,		Period from October 6, 2009 (Commencement of Operations) through
	2011	2010	December 31, 2009
Net asset value per Share, beginning of period	$50.43	$49.52	$50.00

Net investment loss	(0.46)	(0.42)	(0.11)
Net realized and unrealized gain (loss)	(1.14)	1.33	(0.37)

Net increase (decrease) in net assets from operations	(1.60)	0.91	(0.48)

Net asset value per Share, end of period	$48.83	$50.43	$49.52

Ratio to average net assets:
Net investment loss	(0.92)%	(0.84)%	(0.92)%
Expenses	1.02%	1.01%	1.01%
Total return	(3.17)%	1.84%	(0.96)%

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the years ended December 31, 2011 and 2010, the average month-end notional amounts of open forward currency contracts were $244,031,041 and $133,811,286, respectively. For the years ended December 31, 2011 and 2010, the average month-end notional amounts of open futures contracts were $602,423,480 and $405,818,327, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of December 31, 2011 and 2010:

December 31, 2011	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,723,647	Unrealized depreciation on forward currency contracts	$2,695,336
Equity contracts	Unrealized appreciation on futures contracts	427,647	Unrealized depreciation on futures contracts	937,238
Interest rate contracts	Unrealized appreciation on futures contracts	777,713	Unrealized depreciation on futures contracts	420,294

December 31, 2010
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,620,413	Unrealized depreciation on forward currency contracts	$3,744,316
Equity contracts	Unrealized appreciation on futures contracts	227,254	Unrealized depreciation on futures contracts	555,551
Interest rate contracts	Unrealized appreciation on futures contracts	85,806	Unrealized depreciation on futures contracts	1,800,805

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2011, 2010 and for the period from October 6, 2009 (commencement of operations) through December 31, 2009:

	Statements of Operations Location	Realized Gain (Loss)		Change in Unrealized Appreciation/ Depreciation
December 31, 2011
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$(3,234,749)		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		1,152,214
Equity contracts	Net realized gain (loss) on futures contracts	(65,098	)(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(181,294)
Interest rate contracts	Net realized gain (loss) on futures contracts	(2,770,249	)(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		2,072,418

December 31, 2010
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$699,926		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		(175,836)
Equity contracts	Net realized gain (loss) on futures contracts	873,834	(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(345,880	)(a)
Interest rate contracts	Net realized gain (loss) on futures contracts	2,130,286	(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(1,571,737	)(a)

Period from October 6, 2009 (Commencement of Operations) through December 31, 2009
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$435		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		51,933
Equity contracts	Net realized gain (loss) on futures contracts	(34,582	)(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		17,583	(a)
Interest rate contracts	Net realized gain (loss) on futures contracts	(34,493	)(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(143,262	)(a)

(a)	Amounts do not reconcile to the Statements of Operations due to brokerage commissions and fees.

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of December 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Total
December 31, 2011
U.S. Treasury bills	$—	$74,597,056	$—	$74,597,056
Forward currency contracts	—	1,028,311	—	1,028,311
Futures contracts
Equity contracts	(509,591)	—	—	(509,591)
Interest rate contracts	357,419	—	—	357,419

Total futures contracts	(152,172)	—	—	(152,172)

December 31, 2010
U.S. Treasury bills	$—	$100,261,940	$—	$100,261,940
Forward currency contracts	—	(123,903)	—	(123,903)
Futures contracts
Equity contracts	(328,297)	—	—	(328,297)
Interest rate contracts	(1,714,999)	—	—	(1,714,999)

Total futures contracts	(2,043,296)	—	—	(2,043,296)

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2011, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Sponsor of the iShares® Diversified Alternatives Trust (registrant)

/s/ Patrick J. Dunne
Patrick J. Dunne
Director, President and Chief Executive Officer
(Principal executive officer)

Date: March 14, 2012

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 14, 2012

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Director, Chief Operating Officer

Date: March 14, 2012

/s/ Philip J. Jensen
Philip J. Jensen
Director

Date: March 14, 2012

/s/ Peter F. Landini
Peter F. Landini
Director

Date: March 14, 2012

/s/ Kimun Lee
Kimun Lee
Director

Date: March 14, 2012

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.