Form 10-Q
period 2012-03-31
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2012-05-10
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$2,172,089	$3,686,978
Cash and cash equivalents held at brokers (restricted)	2,842,806	1,401,234
Foreign currencies held at brokers (restricted)(a)	5,166,383	7,504,546
Short-term investments	53,873,681	74,597,056
Interest receivable	1,532	2,333
Unrealized appreciation on forward currency contracts (Note 9)	2,464,061	3,723,647
Net unrealized depreciation on futures contracts (Note 9)	(311,643)	(152,172)

Total Assets	$66,208,909	$90,763,622

Liabilities and Shareholders’ Capital
Current Liabilities
Sponsor’s fees payable	$55,253	$74,427
Due to brokers	—	100,000
Unrealized depreciation on forward currency contracts (Note 9)	2,741,127	2,695,336

Total Liabilities	2,796,380	2,869,763

Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 1,300,000 issued and outstanding at March 31, 2012 and 1,800,000 issued and outstanding at December 31, 2011	63,396,129	87,879,459
Additional paid-in capital	16,400	14,400

Total Shareholders’ Capital	63,412,529	87,893,859

Total Liabilities and Shareholders’ Capital	$66,208,909	$90,763,622

(a)	Cost of foreign currencies at March 31, 2012 and December 31, 2011: $5,140,925 and $7,615,973, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
Investment Income
Interest	$12,542	$45,180

Total investment income	12,542	45,180

Expenses
Sponsor’s fees	181,210	272,812
Brokerage commissions and fees	18,817	18,047

Total expenses	200,027	290,859

Net investment loss	(187,485)	(245,679)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	(255)	—
Forward currency contracts	973,116	(888)
Futures contracts	486,627	(3,851,571)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	136,885	(47,249)
Forward currency contracts	(1,305,377)	1,363,926
Futures contracts	(159,471)	3,872,136

Net realized and unrealized gain	131,525	1,336,354

Net gain (loss)	$(55,960)	$1,090,675

Net gain (loss) per Share	$(0.04)	$0.48
Weighted-average Shares outstanding	1,550,549	2,287,778

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the three months ended March 31, 2012 (Unaudited)

and the year ended December 31, 2011

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Shareholders’ Capital, Beginning of Period	$87,893,859	$110,938,681
Contributions	2,000	40,581,012
Redemptions	(24,427,370)	(59,383,876)
Net investment loss	(187,485)	(1,108,231)
Net realized gain (loss) on:
Short-term investments	(255)	13,430
Forward currency contracts	973,116	(3,234,749)
Futures contracts	486,627	(2,748,162)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	136,885	(207,584)
Forward currency contracts	(1,305,377)	1,152,214
Futures contracts	(159,471)	1,891,124

Shareholders’ Capital, End of Period	$63,412,529	$87,893,859

Net Asset Value per Share, End of Period	$48.78	$48.83

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net gain (loss)	$(55,960)	$1,090,675
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(58,767,968)	(58,760,000)
Sales/maturities of short-term investments	79,498,856	45,800,000
Accretion of discount	(7,768)	(42,156)
Net realized loss on short-term investments	255	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(1,441,572)	66,300
Foreign currencies held at brokers, at cost (restricted)	2,475,048	2,398,568
Interest receivable	801	769
Net unrealized appreciation (depreciation) on futures contracts	182,510	(3,809,631)
Sponsor’s fees payable	(19,174)	8,030
Due to brokers	(100,000)	—

Net cash provided by (used in) operating activities	21,765,028	(13,247,445)

Cash Flows from Financing Activities
Contributions	2,000	15,357,021
Redemptions	(24,427,370)	—

Net cash provided by (used in) financing activities	(24,425,370)	15,357,021

Effect of exchange rate changes on cash	1,145,453	(1,379,182)

Net increase (decrease) in cash and cash equivalents	(1,514,889)	730,394

Cash and Cash Equivalents
Beginning of period	3,686,978	3,309,973

End of period	$2,172,089	$4,040,367

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At March 31, 2012

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$3,400,000	0.00%(a) due 7/05/12	$3,399,638
27,300,000	0.00%(a) due 8/16/12	27,287,320
6,500,000	0.00%(a) due 8/30/12	6,496,619
16,000,000	0.00%(a) due 9/06/12	15,990,555
700,000	0.00%(a) due 9/20/12	699,549

	Total United States Treasury bills - 84.96% (b)	$53,873,681

(a)	Rounds to less than 0.01%.
(b)	Percentage is based on shareholders' capital.

•	As of March 31, 2012, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
4/4/2012	AUD	4,261,551	USD	4,506,028	$91,775
4/4/2012	CAD	2,695,000	USD	2,700,483	4,106
4/4/2012	JPY	1,212,419,838	USD	15,304,865	572,136
4/4/2012	NOK	1,242,540	USD	220,629	2,802
4/4/2012	USD	10,161,759	AUD	10,011,111	208,074
4/4/2012	USD	2,759,808	CAD	2,779,284	20,896
4/4/2012	USD	9,250,892	CHF	8,451,437	99,698
4/4/2012	USD	4,886,588	EUR	3,709,812	53,790
4/4/2012	USD	10,841,000	GBP	6,966,019	288,888
4/4/2012	USD	623,238	JPY	51,318,995	365
4/4/2012	USD	11,291,153	NOK	67,343,212	514,603
4/4/2012	USD	18,849,456	SEK	129,105,209	606,928

					2,464,061

4/4/2012	AUD	490,283	USD	501,601	(6,250)
4/4/2012	CAD	16,344,487	USD	16,015,889	(336,949)
4/4/2012	CHF	21,141,738	USD	22,651,032	(739,986)
4/4/2012	EUR	15,693,109	USD	20,431,066	(467,539)
4/4/2012	GBP	2,378,234	USD	3,749,356	(50,443)
4/4/2012	NOK	53,396,707	USD	9,008,588	(352,244)
4/4/2012	SEK	68,880,380	USD	10,202,091	(178,305)
4/4/2012	USD	4,757,926	AUD	4,462,000	(136,066)
4/4/2012	USD	2,902,392	CAD	2,898,049	(2,863)
4/4/2012	USD	6,394,766	JPY	493,953,914	(392,481)
4/4/2012	USD	4,612,850	NOK	25,868,000	(78,001)

					(2,741,127)

Net Unrealized Depreciation					$(277,066)

•	As of March 31, 2012, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
AEX Index	(44)	4/20/2012	$(3,772,918)	$115,432
CAC 40 10-Year Euro	135	4/20/2012	6,156,548	(240,904)
OMX 30 Index	(211)	4/20/2012	(3,393,789)	99,373
Hang Seng Index	(48)	4/27/2012	(6,336,940)	144,668
MSCI Taiwan Index	(97)	4/27/2012	(2,738,310)	28,615
TOPIX Index	(34)	6/8/2012	(3,540,677)	(159,062)
S&P/TSX 60 Index	(49)	6/14/2012	(6,909,860)	(39,892)
DAX Index	20	6/15/2012	4,634,981	(94,551)
FTSE 100 Index	65	6/15/2012	5,950,302	(178,629)
S&P 500 E-mini Index	14	6/15/2012	982,240	8,750
SPI 200 Index	80	6/21/2012	9,002,401	171,968

				(144,232)

Interest Rate Contracts
Euro Bund	65	6/7/2012	11,987,762	(5,194)
10-Year Mini JGB	(16)	6/8/2012	(2,760,022)	5,833
Japan 10-Year Bond	(2)	6/11/2012	(3,451,242)	5,833
Australian 10-Year Bond	(146)	6/15/2012	(17,557,375)	67,764
Canada 10-Year Bond	(96)	6/20/2012	(12,605,013)	49,887
US 10-Year Note	97	6/20/2012	12,559,984	(178,094)
Long Gilt	71	6/27/2012	12,990,046	(113,440)

				(167,411)

Net Unrealized Depreciation				$(311,643)

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited)

March 31, 2012

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 14, 2012.

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

As of March 31, 2012 and December 31, 2011, the Trust had cash and cash equivalents held at brokers of $2,842,806 and $1,401,234, respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

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

As of March 31, 2012 and December 31, 2011, the Trust had foreign currencies held at brokers of $5,166,383 and $7,504,546, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance current disclosure requirements on offsetting of certain assets and liabilities and enable financial statement users to compare financial statements prepared under U.S. GAAP and International Financial Reporting Standards (IFRS). The new disclosures are required for investments and derivative financial instruments subject to master netting agreements or similar agreements and require an entity to disclose both gross and net information about such investments and transactions eligible for offset in the statement of assets and liabilities. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar agreements. The guidance is effective for financial statements for fiscal years beginning after January 1, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements and disclosures.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2012 through March 31, 2012. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$48.83
Net investment loss	(0.12)
Net realized and unrealized gain	0.07

Net decrease in net assets from operations	(0.05)

Net asset value per Share, end of period	$48.78

Ratio to average net assets:
Net investment loss(a)	(0.99)%
Expenses(a)	1.05%

Total return(b)	(0.10)%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the three months ended March 31, 2012 and the year ended December 31, 2011, the average month-end notional amounts of open forward currency contracts were $218,470,861 and $244,031,041, respectively. For the three months ended March 31, 2012 and the year ended December 31, 2011, the average month-end notional amounts of open futures contracts were $135,073,027 and $602,423,480, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of March 31, 2012 and December 31, 2011:

March 31, 2012	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$2,464,061	Unrealized depreciation on forward currency contracts	$2,741,127
Equity contracts	Unrealized appreciation on futures contracts	568,806	Unrealized depreciation on futures contracts	713,038
Interest rate contracts	Unrealized appreciation on futures contracts	129,317	Unrealized depreciation on futures contracts	296,728

December 31, 2011
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,723,647	Unrealized depreciation on forward currency contracts	$2,695,336
Equity contracts	Unrealized appreciation on futures contracts	427,647	Unrealized depreciation on futures contracts	937,238
Interest rate contracts	Unrealized appreciation on futures contracts	777,713	Unrealized depreciation on futures contracts	420,294

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2012 and 2011:

	Statements of Operations Location	Realized Gain (Loss)		Change in Unrealized Appreciation/ Depreciation
Three Months Ended March 31, 2012
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$973,116		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		(1,305,377)
Equity contracts	Net realized gain (loss) on futures contracts	(359,967	)(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		365,359
Interest rate contracts	Net realized gain (loss) on futures contracts	827,777	(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(524,830)

Three Months Ended March 31, 2011
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$(888)		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		1,363,926
Equity contracts	Net realized gain (loss) on futures contracts	(1,534,202)	(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		366,683
Interest rate contracts	Net realized gain (loss) on futures contracts	(2,335,416)	(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		3,505,453

(a)	Amounts do not reconcile to the Statements of Operations due to brokerage commissions and fees.

10 - Investment Valuation

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

U.S. Treasury bills are valued at the last available bid price received from independent pricing services. In determining the value of a fixed income investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrixes, market transactions in comparable investments, various relationships observed in the market between investments and calculated yield measures.

Forward currency contracts are valued using the London close forward rate.

Futures contracts are valued using the last reported settlement price for the particular futures contract traded on the applicable exchange.

Various inputs are used in determining the fair value of financial instruments. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3	–	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

March 31, 2012	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$—	$53,873,681	$—	$53,873,681
Forward currency contracts	—	(277,066)	—	(277,066)
Futures contracts
Equity contracts	(144,232)	—	—	(144,232)
Interest rate contracts	(167,411)	—	—	(167,411)

Total futures contracts	(311,643)	—	—	(311,643)

December 31, 2011
U.S. Treasury bills	$—	$74,597,056	$—	$74,597,056
Forward currency contracts	—	1,028,311	—	1,028,311
Futures contracts
Equity contracts	(509,591)	—	—	(509,591)
Interest rate contracts	357,419	—	—	357,419

Total futures contracts	(152,172)	—	—	(152,172)

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2012, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Overall Performance

The Trust returned (0.10)% for the three months ended March 31, 2012 (the “reporting period”). The negative performance was largely driven by currency market investments. The equity market investments had a relatively flat performance, and the long-term fixed income market investments delivered a positive contribution to performance.

Market Environment/Background

The year began with a cautious optimism across global markets and this optimism continued its pace during the reporting period despite a few hiccups as a result of the European sovereign debt crisis, in particular the Greek situation. A relatively strong earnings season combined with consistent positive news from the U.S. economy pushed the market upward. Four factors contributed significantly to the strong rally across most markets: 1) accommodative policy by the Federal Reserve facilitated a low interest rate environment in the U.S., 2) U.S. corporations were still able to generate healthy profits in challenging market conditions, 3) European debt crisis did not experience the magnitude investors were worried about in the first quarter, 4) The European Central Bank (ECB) longer term refinancing operation helped to curtail the primary tail risk to the global economy. The effects of these factors on the major markets are discussed below.

In the U.S., economic data continued to support a strengthening economy, offsetting some of the negative impact of the euro zone debt crisis. Jobless claims dropped, and payroll numbers beat expectations with an increase in employment of more than 500,000 during the reporting period. Employment numbers were particularly strong in the first two months. The fourth quarter of 2011 earnings season was particularly strong and that helped to fuel the U.S. market rally. Gross domestic product (GDP) growth for the fourth quarter of 2011 was 2.8%, and the Federal Reserve decided during the reporting period to maintain the short term interest rate at its current rate until 2014. This action kept the cost of borrowing low to ensure abundant money supply. The Purchasing Managers Index (PMI) data had a modest increase (about 53) in January and February and remained in expansionary territory. The U.S. equity market was least volatile relative to other developed markets (about 9.4%) and delivered positive performance of 12.0% during the reporting period.

The news from the euro zone was less upbeat relative to the U.S. The debt crisis was back in the spotlight, and the ECB continued with its second round of long-term refinancing operations (LTROs) to quell an acute funding crisis in European banks. Standard & Poor’s downgraded most of the countries in the European Union (EU) zone, which consists of 27 EU member countries in the EU zone. A few of the countries that were exempt from this downgrade included: Germany, the Netherlands, and Finland. France was included among the downgraded countries. The French downgrade could subsequently affect the European Financial Stability Facility rating and its potency in the future.

In February, the Greek government edged closer to default due to significant disagreements between Greek and EU officials. However, the approval of austerity measures by the Greek parliament eased the situation. EU economic data was not encouraging with unemployment persisting at all-time high of 10.4% during the reporting period. The PMI data provided further evidence of mild contraction of the EU zone during the reporting period. GDP figures for the fourth quarter of 2011 in the EU zone declined but were within expectations. France was the exception with a small rise of 0.2% quarter over quarter. Italy and Spain remained firmly in recession, despite posting slower rates of contraction. The DAX returned 17.8%, and CAC40 returned 8.4% during the reporting period. Euro currency was less volatile (about 9.3%) relative to last quarter and appreciated about 2.9% relative to U.S. dollar during the reporting period.

United Kingdom economic data remained weak, and GDP contracted in the fourth quarter of 2011. However retail sales were stronger than expected and the PMI was in expansionary territory. Industrial production increased by about 0.4% in February and inflation had a downward trend. The Bank of England kept its monetary policy intact during the reporting period and boosted asset purchases by £50 billion. The FTSE index delivered a positive performance of 3.5% and the British pound appreciated about 3.0% relative to the U.S. dollar during the reporting period.

Although, the Nordic countries’ macro-economic data are upbeat, their dependence on global growth introduces uncertainty and could push their economies downward. Norway benefitted from the sharp rise in oil prices and enjoyed strong growth, which pushed its currency upward substantially. However, the uncertainty in the European economy and the strong krone still threatened to dampen the growth in Norway. For these reasons, the Norges Bank, the central bank of Norway, cut the short term interest rate by 0.25% in March. Sweden also cut its repurchase rate by 0.25% due to sluggish economy in the euro area in February. This was a precautionary measure to ward off a recession in the largest Nordic economy as Europe’s debt crisis and slower global growth erode export demand. The Swedish krona appreciated 4.1% and the Norwegian krone appreciated 5% relative to the U.S. dollar during the reporting period.

Despite the soft labor market in Australia, the Reserve Bank of Australia kept the short term interest rates unchanged. This action might have been facilitated by a surprising increase in employment by about 80,000 during the reporting period. The equity market delivered a positive performance of 6.9% and the Australian dollar appreciated about 1.3% relative to the U.S. dollar during the reporting period.

In Asia, macroeconomic data indicated that the Chinese economy was slowing down further, given the effect of the euro zone debt crisis on the recovery of global markets. The GDP growth rate was projected to be above 7% in 2012, the slowest in the last 3 years. In Japan, the slow reconstruction (following the natural disaster) pace, the strong yen, and the anemic global recovery continued to drag its economy in this reporting period. The Bank of Japan intervened in the currency market a few times this quarter to curb the rising yen in order to maintain its competitive edge in the export market. The bank increased the size of its asset purchase program in February by ¥10 trillion and tried to establish an inflation target of 1%. Yen’s volatility was low at 8.5%, and it depreciated 7.2% during the reporting period relative to U.S. dollar due to a few interventions by the Bank of Japan.

Portfolio Update

The short-term bond strategy suffered a negative performance in 2011 as a result of a mismatch between market expectations on short-term interest rates and what the strategy suggested based on momentum. For this reason, the strategy has been temporarily removed from the Trust’s current suite of strategies until market conditions significantly improve. This decision was carried over to 2012 and for the reporting period.

The established recovery trajectory of the U.S. economy and the ECB LTRO action significantly reduced the tail risk across the global markets. For this reason, the Trust’s short term volatility which began to fall back at the end of last year continued its trend for the reporting period. To maintain the Trust’s volatility within the stated range of 6% to 8% in the long term, the Trust’s target risk was resized in February rebalance to reflect the sentiment improvement in the markets.

Trust’s Strategies’ Performance

The Trust’s investments in equity markets were relatively flat (-0.02%) for the reporting period (see figure 1). In general, the global equity markets were upbeat, which was primarily driven by all the factors noted above. The equity performance was driven by long positions in the Australian, German and French equity markets. Short positions in countries such as Canada, Sweden, and Hong Kong contributed negatively to the performance of this asset class.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) delivered a positive performance of 0.27% for this reporting period (see figure 1). The upbeat global equity markets reduced demand on the bonds and prices overall fell during the reporting period. The short positions in the Australian, and Canadian bond markets combined with the long positions in German bund added to the performance in the reporting period. On the other hand, the long positions in U.S. Treasuries and UK Gilt detracted from the performance and offset some of the gains.

The Trust’s investments in currency markets suffered the largest negative performance of (0.35)% during the reporting period (see figure 1). The short positions in Swiss franc, euro, and Canadian dollar detracted from the performance. The long positions in Swedish krona, pound sterling, and Australian dollar contributed positively to the performance and helped to offset some portion of the loss.

The Trust exploited three strategies (relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the reporting period. Of these three strategies, the yield curve arbitrage and relative value strategies delivered positive performances of 0.29% and 1.61%, respectively. On the other hand, the momentum strategies returned (2.0)%. See figure 2 for the performance of each strategy during the reporting period.

The Trust’s annualized portfolio return volatility was 3.7% for this reporting period, based on the daily performance of the Trust. The Trust experienced a decrease in volatility relative to last year’s reported numbers. This was primarily driven by the negative correlations across the strategies and less volatile markets. The Trust continues to maintain an expected annualized portfolio return volatility of 6% to 8%. The proprietary risk model uses about 20 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the portfolio remained in negative territory of (0.19) for the period from inception through the reporting period. This low ratio is primarily the result of poor performance of the Trust and relatively high volatility in the third quarter of 2011. The Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 1: Asset class total return during the three months ended March 31, 2012

Figure 2: Strategy total return during the three months ended March 31, 2012

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the Trust’s portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year and short-term interest rate futures less than or equal to one year. See below for a discussion on the performance of the Trust for the quarter ended March 31, 2012.

The Quarter Ended March 31, 2012

The Trust’s net asset value decreased from $87,893,859 at December 31, 2011 to $63,412,529 at March 31, 2012. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 1,800,000 at December 31, 2011 to 1,300,000 at March 31, 2012, due to zero Shares being created and 500,000 Shares (5 Baskets) being redeemed during the period.

Net loss for the period was $55,960, resulting from a net investment loss of $187,485 and a net realized and unrealized gain of $131,525. For the quarter ended March 31, 2012, the Trust had a net loss of $255 on short-term investments, a net realized and unrealized loss of $332,261 from forward currency contracts, a net realized and unrealized gain of $5,392 from equity index futures, a net realized and unrealized gain of $302,947 from fixed income futures, and a net unrealized gain of $136,885 from foreign currency translations. Net realized and unrealized gain and loss for the period from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees. Other than the Sponsor’s fees of $181,210 and brokerage commissions and fees of $18,817, the Trust had no other expenses during the period.

The decrease of $90,832 in total expenses from $290,859 for the quarter ended March 31, 2011 to $200,027 for the quarter ended March 31, 2012, was primarily due to a decrease in the Sponsor’s fee. The Sponsor’s fee decreased due to a decrease in the Trust’s net assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of March 31, 2012.

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

Part I, Item 1A. “Risk Factors” of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 14, 2012 discussed these risks in detail. Specifically, please refer to “Risks Relating to U.S. Government and Sovereign Debt Markets” and “Risks Relating to Interest Rate Derivatives Markets” for further discussion of interest rate risk, “Risks Relating to Currency Markets” for further discussion of foreign currency exchange rate risk, “Risks Relating to Commodities Markets” for further discussion of commodity price risk and “Risks Relating to Security Index Futures Markets” for further discussion of equity price risk.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 14, 2012.

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

c) 500,000 Shares (5 Baskets) were redeemed during the quarter ended March 31, 2012.

Period	Total Number of Shares Redeemed	Average Price Per Share
1/01/12 to 1/31/12	200,000	$48.92
2/01/12 to 2/29/12	100,000	48.73
3/01/12 to 3/31/12	200,000	48.84

Total	500,000	48.85

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: May 10, 2012

/s/ Jack Gee
Jack Gee
Chief Financial Officer (Principal financial and accounting officer)

Date: May 10, 2012

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.