Form 10-Q
period 2012-06-30
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2012-08-08
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$2,935,642	$3,686,978
Cash and cash equivalents held at brokers (restricted)	1,395,340	1,401,234
Foreign currencies held at brokers (restricted)(a)	5,198,271	7,504,546
Short-term investments	50,490,178	74,597,056
Receivable for investment securities sold	3,395,116	—
Interest receivable	1,020	2,333
Unrealized appreciation on forward currency contracts (Note 9)	2,911,141	3,723,647
Net unrealized depreciation on futures contracts (Note 9)	(691,436)	(152,172)

Total Assets	$65,635,272	$90,763,622

Liabilities and Shareholders’ Capital
Current Liabilities
Payable for capital Shares redeemed	$4,861,332	$—
Sponsor’s fees payable	49,558	74,427
Due to brokers	300,000	100,000
Unrealized depreciation on forward currency contracts (Note 9)	2,083,547	2,695,336

Total Liabilities	7,294,437	2,869,763

Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 1,200,000 issued and outstanding at June 30, 2012 and 1,800,000 issued and outstanding at December 31, 2011	58,324,035	87,879,459
Additional paid-in capital	16,800	14,400

Total Shareholders’ Capital	58,340,835	87,893,859

Total Liabilities and Shareholders’ Capital	$65,635,272	$90,763,622

(a)	Cost of foreign currencies at June 30, 2012 and December 31, 2011: $5,142,903 and $7,615,973, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Investment Income
Interest	$19,360	$41,035	$31,902	$86,215

Total investment income	19,360	41,035	31,902	86,215

Expenses
Sponsor’s fees	150,230	297,360	331,440	570,172
Brokerage commissions and fees	15,801	17,410	34,618	35,457

Total expenses	166,031	314,770	366,058	605,629

Net investment loss	(146,671)	(273,735)	(334,156)	(519,414)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	(25)	2,762	(280)	2,762
Forward currency contracts	(343,346)	1,301,901	629,770	1,301,013
Futures contracts	(470,249)	3,418,213	16,378	(433,358)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	25,062	37,294	161,947	(9,955)
Forward currency contracts	1,104,660	(2,134,784)	(200,717)	(770,858)
Futures contracts	(379,793)	(483,228)	(539,264)	3,388,908

Net realized and unrealized gain (loss)	(63,691)	2,142,158	67,834	3,478,512

Net gain (loss)	$(210,362)	$1,868,423	$(266,322)	$2,959,098

Net gain (loss) per Share	$(0.16)	$0.77	$(0.19)	$1.25
Weighted-average Shares outstanding	1,296,703	2,434,066	1,423,626	2,361,326

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the six months ended June 30, 2012 (Unaudited)

and the year ended December 31, 2011

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Shareholders’ Capital, Beginning of Period	$87,893,859	$110,938,681
Contributions	2,400	40,581,012
Redemptions	(29,289,102)	(59,383,876)
Net investment loss	(334,156)	(1,108,231)
Net realized gain (loss) on:
Short-term investments	(280)	13,430
Forward currency contracts	629,770	(3,234,749)
Futures contracts	16,378	(2,748,162)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	161,947	(207,584)
Forward currency contracts	(200,717)	1,152,214
Futures contracts	(539,264)	1,891,124

Shareholders’ Capital, End of Period	$58,340,835	$87,893,859

Net Asset Value per Share, End of Period	$48.62	$48.83

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net gain (loss)	$(266,322)	$2,959,098
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(58,767,969)	(133,736,878)
Sales/maturities of short-term investments	82,898,820	119,799,622
Accretion of discount	(24,253)	(76,061)
Net realized gain (loss) on short-term investments	280	(2,762)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	5,894	(3,336,044)
Foreign currencies held at brokers, at cost (restricted)	2,473,070	2,082,980
Receivable for investment securities sold	(3,399,964)	—
Interest receivable	1,313	(809)
Net unrealized appreciation (depreciation) on futures contracts	563,180	(3,356,780)
Sponsor’s fees payable	(24,869)	11,086
Due to brokers	200,000	—

Net cash provided by (used in) operating activities	23,659,180	(15,656,548)

Cash Flows from Financing Activities
Contributions	2,400	25,716,762
Redemptions	(24,427,770)	(10,282,126)

Net cash provided by (used in) financing activities	(24,425,370)	15,434,636

Effect of exchange rate changes on cash	14,854	748,685

Net increase (decrease) in cash and cash equivalents	(751,336)	526,773

Cash and Cash Equivalents
Beginning of period	3,686,978	3,309,973

End of period	$2,935,642	$3,836,746

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At June 30, 2012

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$27,300,000	0.00%(a) due 8/16/12	$27,295,743
6,500,000	0.00%(a) due 8/30/12	6,498,657
16,000,000	0.00%(a) due 9/06/12	15,995,991
700,000	0.00%(a) due 9/20/12	699,787

	Total United States Treasury bills - 86.54%(b)	$50,490,178

(a)	Rounds to less than 0.01%.
(b)	Percentage is based on shareholders’ capital.

•	As of June 30, 2012, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
7/5/2012	AUD	160,944	USD	164,944	$—
7/5/2012	CAD	13,362,154	USD	13,424,848	318,202
7/5/2012	CHF	15,088,301	USD	16,662,796	720,894
7/5/2012	EUR	17,287,297	USD	22,907,751	968,960
7/5/2012	GBP	606,752	USD	951,657	1
7/5/2012	JPY	26,337,775	USD	330,100	2
7/5/2012	NOK	25,860,843	USD	4,453,301	103,195
7/5/2012	SEK	19,797,000	USD	2,926,602	58,682
7/5/2012	USD	2,146,441	AUD	2,178,000	85,694
7/5/2012	USD	600,856	CAD	620,000	7,289
7/5/2012	USD	2,945,261	CHF	2,810,561	24,304
7/5/2012	USD	2,191,486	EUR	1,758,000	39,539
7/5/2012	USD	1,447,517	GBP	939,000	25,251
7/5/2012	USD	8,058,144	JPY	663,900,000	262,685
7/5/2012	USD	824,045	NOK	5,027,000	21,557
7/5/2012	USD	6,174,132	SEK	44,517,000	274,886

					2,911,141

7/5/2012	AUD	9,807,000	USD	9,699,097	(351,661)
7/5/2012	CAD	388,000	USD	373,047	(7,534)
7/5/2012	CHF	5,620,000	USD	5,835,111	(102,833)
7/5/2012	GBP	3,103,000	USD	4,768,861	(98,018)
7/5/2012	JPY	670,021,929	USD	8,174,374	(223,183)
7/5/2012	NOK	3,533,000	USD	578,564	(15,729)
7/5/2012	SEK	7,806,140	USD	1,130,839	(8)
7/5/2012	USD	10,012,021	AUD	9,721,277	(49,117)
7/5/2012	USD	6,088,179	CAD	6,060,165	(143,895)
7/5/2012	USD	417,981	CHF	383,000	(13,313)
7/5/2012	USD	2,514,728	EUR	1,951,484	(38,158)
7/5/2012	USD	16,055,240	GBP	10,051,785	(289,586)
7/5/2012	USD	4,378,919	JPY	348,513,000	(10,916)
7/5/2012	USD	8,618,597	NOK	49,276,965	(329,616)
7/5/2012	USD	11,529,901	SEK	76,759,829	(409,980)

					(2,083,547)

Net Unrealized Appreciation					$827,594

•	As of June 30, 2012, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
AEX Index	(65)	7/20/2012	$(5,068,903)	$(258,188)
CAC 40 10-Year Euro	81	7/20/2012	3,281,154	175,776
OMX 30 Index	(166)	7/20/2012	(2,474,103)	(119,647)
Hang Seng Index	(35)	7/30/2012	(4,387,831)	(62,268)
MSCI Taiwan Index	(213)	7/30/2012	(5,397,420)	(117,150)
TOPIX Index	(12)	9/14/2012	(1,156,536)	(78,205)
S&P/TSX 60 Index	(49)	9/20/2012	(6,358,056)	(85,652)
SPI 200 Index	104	9/20/2012	10,812,434	(90,614)
DAX Index	11	9/21/2012	2,237,541	95,623
FTSE 100 Index	117	9/21/2012	10,135,185	168,828
S&P 500 E-mini Index	(20)	9/21/2012	(1,356,400)	(36,400)

				(407,897)

Interest Rate Contracts
Euro Bund	57	9/6/2012	10,192,121	(198,924)
10-Year Mini JGB	(10)	9/7/2012	(1,800,978)	(3,760)
Japan 10-Year Bond	(4)	9/10/2012	(7,203,409)	(15,039)
Australian 10-Year Bond	(78)	9/17/2012	(10,030,839)	(23,534)
Canada 10-Year Bond	(133)	9/19/2012	(18,062,534)	(161,558)
US 10-Year Note	93	9/19/2012	12,403,875	75,563
Long Gilt	82	9/26/2012	15,319,086	43,713

				(283,539)

Net Unrealized Depreciation				$(691,436)

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited)

June 30, 2012

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

As of June 30, 2012 and December 31, 2011, the Trust had cash and cash equivalents held at brokers of $1,395,340 and $1,401,234, respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

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

As of June 30, 2012 and December 31, 2011, the Trust had foreign currencies held at brokers of $5,198,271 and $7,504,546, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2012 through June 30, 2012. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$48.83
Net investment loss	(0.23)
Net realized and unrealized gain	0.02

Net decrease in net assets from operations	(0.21)

Net asset value per Share, end of period	$48.62

Ratio to average net assets:
Net investment loss(a)	(0.96)%
Expenses(a)	1.05%

Total return(b)	(0.43)%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the six months ended June 30, 2012 and the year ended December 31, 2011, the average month-end notional amounts of open forward currency contracts were $184,773,414 and $244,031,041, respectively. For the six months ended June 30, 2012 and the year ended December 31, 2011, the average month-end notional amounts of open futures contracts were $131,856,613 and $602,423,480, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of June 30, 2012 and December 31, 2011:

June 30, 2012	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$2,911,141	Unrealized depreciation on forward currency contracts	$2,083,547
Equity contracts	Unrealized appreciation on futures contracts	440,227	Unrealized depreciation on futures contracts	848,124
Interest rate contracts	Unrealized appreciation on futures contracts	119,276	Unrealized depreciation on futures contracts	402,815

December 31, 2011
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,723,647	Unrealized depreciation on forward currency contracts	$2,695,336
Equity contracts	Unrealized appreciation on futures contracts	427,647	Unrealized depreciation on futures contracts	937,238
Interest rate contracts	Unrealized appreciation on futures contracts	777,713	Unrealized depreciation on futures contracts	420,294

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the six months ended June 30, 2012 and 2011:

	Statements of Operations Location	Realized Gain (Loss)		Change in Unrealized Appreciation/ Depreciation
Six Months Ended June 30, 2012
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$629,770		$ —
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		(200,717)
Equity contracts	Net realized gain (loss) on futures contracts	(480,783	)(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		101,694
Interest rate contracts	Net realized gain (loss) on futures contracts	462,543	(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		(640,958)

Six Months Ended June 30, 2011
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$1,301,013		$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—		(770,858)
Equity contracts	Net realized gain (loss) on futures contracts	129,800	(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		952,322
Interest rate contracts	Net realized gain (loss) on futures contracts	(598,615	)(a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—		2,436,586

(a)	Amounts do not reconcile to the Statements of Operations due to brokerage commissions and fees.

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

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3	–	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of June 30, 2012 and December 31, 2011:

June 30, 2012	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$—	$50,490,178	$—	$50,490,178
Forward currency contracts(a)	—	827,594	—	827,594
Futures contracts(a)
Equity contracts	(407,897)	—	—	(407,897)
Interest rate contracts	(283,539)	—	—	(283,539)

Total futures contracts	(691,436)	—	—	(691,436)

December 31, 2011
U.S. Treasury bills	$—	$74,597,056	$—	$74,597,056
Forward currency contracts(a)	—	1,028,311	—	1,028,311
Futures contracts(a)
Equity contracts	(509,591)	—	—	(509,591)
Interest rate contracts	357,419	—	—	357,419

Total futures contracts	(152,172)	—	—	(152,172)

(a)	Futures contracts and forward currency contracts are valued at unrealized appreciation/depreciation.

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2012, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Overall Performance

For the six-month period ended June 30, 2012 (the “reporting period”), the Trust’s total return, net of expenses, was (0.43)%. This performance was the result of a negative return on the Trust’s equity and long-term fixed income investments, partially offset by the gains in foreign currency investments.

Market Environment/Background

During the reporting period, the Trust’s investments resulted in exposure to the following geographical areas: Europe, North America, Australia, and Asia. In general, three important factors helped to shape the performance of the global markets: 1) recent developments in Greece and Spain further intensified the European debt crises, 2) weak macro-economic data releases from the U.S. and its subsequent effect on the labor market, 3) the so called “fiscal cliff” (the combination of large spending cuts and tax increases) which is scheduled to become effective in 2013 added major concern to the sustainability of growth in the U.S.

The following table presents certain macro-economic indicators for each of the areas referred to above at the dates and for the periods indicated:

	10-Year Yield		Nominal GDP Year Over Year Change				Unemployment Rate				Exchange Rate(3)
	December 31, 2011	June 30, 2012	Quarter Ended December 31, 2011		Quarter Ended March 31, 2012		Month Ended December 31, 2011		Month Ended June 30, 2012		December 31, 2011		June 30, 2012
Germany	1.83%	1.58%	2.6	%(1)	3.0	%(1)	5.6	%(2)	5.4	%(2)		€0.7716		€0.7895
Sweden	1.62%	1.60%	1.2	%(1)	3.2	%(1)	7.1	%(1)	8.8	%(1)	Kr	6.8872	Kr	6.9224
U.S.A.	1.88%	1.65%	4.0	%(2)	4.5	%(2)	8.5	%(2)	8.2	%(2)		N/A		N/A
Australia	3.68%	3.05%	5.3	%(1)	4.6	%(1)	5.2	%(2)	5.2	%(2)	AUD	0.9796	AUD	0.9768
Japan	0.99%	0.84%	(2.4	)%(1)	1.4	%(1)	4.5	%(2)	4.3	%(2)		¥76.913		¥79.795

(1)	Not seasonally adjusted
(2)	Seasonally adjusted
(3)	Currency units per $1

Source: Bloomberg

Portfolio Update

The Trust continued to maintain zero exposure to the short-term bond strategy for the reporting period. This decision was the result of a mismatch between market expectations on short-term interest rates and what the strategy suggested based on momentum. This action will continue until market conditions significantly improve.

The established recovery trajectory of the U.S economy in the first quarter of 2012 and the European Central Bank long-term refinancing operations actions significantly reduced the tail risk across the global markets. For this reason, the Trust’s short term volatility which began to fall back at the end of last year continued its trend for the reporting period. To maintain the Trust’s volatility within the stated range of 6% to 8% in the long term, the Trust’s target risk was resized in February rebalance to reflect the sentiment improvement in the markets.

Trust’s Strategies’ Performance

The Trust’s investments in currency markets generated a net return of 0.80% during the reporting period (see figure 1). The Trust’s performance was driven by short positions in euro, Swiss franc and Canadian dollar. Long positions in pound sterling and Australian dollar contributed negatively to the performance of this asset class.

The Trust’s investments in futures on the equity markets generated a net return of (0.70)% for the reporting period (see figure 1). The Trust’s performance in the equity markets was driven by long positions in the Australian, German, French, and United Kingdom equity markets. Short equity positions in Canada, Sweden, Taiwan and Hong Kong contributed positively to the performance of this asset class.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) generated a net return of (0.53)% for the reporting period (see figure 1). The Trust’s performance in this asset class was primarily driven by the short positions in the Australian and Canadian bond markets. Long positions in the bond markets of the U.S. and United Kingdom contributed positively to the performance and offset some of the losses.

The Trust exploited three strategies (relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the reporting period. Of these three strategies, the relative value strategy delivered a positive performance of 2.44%. On the other hand, the yield curve arbitrage and momentum strategies returned (1.75)% and (1.12)%, respectively. See figure 2 for the performance of each strategy during the reporting period.

The Trust’s annualized portfolio return volatility was 4.2% for this reporting period, based on the daily performance of the Trust. This low number was the result of negative correlations across the strategies, which helped to manage the overall Trust’s risk effectively. The Trust experienced an increase in its annualized volatility relative to the first quarter of 2012. This increase was primarily driven by the more volatile markets which were influenced heavily by the large uncertainty over the European debt crisis and its effect on the global recovery. The Trust continues to maintain an expected annualized portfolio return volatility of 6% to 8%. The proprietary risk model uses about 20 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the portfolio for the period from inception through the end of the reporting period was (0.27). This ratio is primarily the result of poor performance of the Trust and relatively high volatility in the third quarter of 2011 as well as underperformance of the Trust in the reporting period. The Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 1: Asset class total return during the six months ended June 30, 2012

Figure 2: Strategy total return during the six months ended June 30, 2012

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the Trust’s portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year and short-term interest rate futures less than or equal to one year. See below for a discussion on the performance of the Trust for the quarter and six months ended June 30, 2012.

The Quarter Ended June 30, 2012

The Trust’s net asset value decreased from $63,412,529 at March 31, 2012 to $58,340,835 at June 30, 2012. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 1,300,000 at March 31, 2012 to 1,200,000 at June 30, 2012, due to zero Shares being created and 100,000 Shares (1 Basket) being redeemed during the quarter.

Net loss for the quarter was $210,362, resulting from a net investment loss of $146,671 and a net realized and unrealized loss of $63,691. For the quarter ended June 30, 2012, the Trust had a net loss of $25 on short-term investments, a net realized and unrealized gain of $761,314 from forward currency contracts, a net realized and unrealized loss of $384,481 from equity index futures, a net realized and unrealized loss of $481,362 from fixed income futures, and a net unrealized gain of $25,062 from foreign currency translations. Net realized and unrealized loss for the quarter from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees. Other than the Sponsor’s fees of $150,230 and brokerage commissions and fees of $15,801, the Trust had no other expenses during the quarter.

The decrease of $148,739 in total expenses from $314,770 for the quarter ended June 30, 2011 to $166,031 for the quarter ended June 30, 2012, was primarily due to a decrease in the Sponsor’s fee. The Sponsor’s fee decreased due to a decrease in the Trust’s net assets.

The Six Months Ended June 30, 2012

The Trust’s net asset value decreased from $87,893,859 at December 31, 2011 to $58,340,835 at June 30, 2012. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 1,800,000 at December 31, 2011 to 1,200,000 at June 30, 2012, due to zero Shares being created and 600,000 Shares (6 Baskets) being redeemed during the period.

Net loss for the period was $266,322, resulting from a net investment loss of $334,156 and a net realized and unrealized gain of $67,834. For the six months ended June 30, 2012, the Trust had a net loss of $280 on short-term investments, a net realized and unrealized gain of $429,053 from forward currency contracts, a net realized and unrealized loss of $379,089 from equity index futures, a net realized and unrealized loss of $178,415 from fixed income futures, and a net unrealized gain of $161,947 from foreign currency translations. Net realized and unrealized loss for the period from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees. Other than the Sponsor’s fees of $331,440 and brokerage commissions and fees of $34,618, the Trust had no other expenses during the period.

The decrease of $239,571 in total expenses from $605,629 for the six months ended June 30, 2011 to $366,058 for the six months ended June 30, 2012, was primarily due to a decrease in the Sponsor’s fee. The Sponsor’s fee decreased due to a decrease in the Trust’s net assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of June 30, 2012.

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

c) 100,000 Shares (1 Basket) were redeemed during the quarter ended June 30, 2012.

Period	Total Number of Shares Redeemed	Average Price Per Share
4/01/12 to 4/30/12	—	$—
5/01/12 to 5/31/12	—	—
6/01/12 to 6/30/12	100,000	48.62

Total	100,000	48.62

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

Date: August 8, 2012

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2012

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.