Form 10-Q
period 2012-09-30
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2012-11-08
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$2,188,342	$3,686,978
Cash and cash equivalents held at brokers (restricted)	1,909,668	1,401,234
Foreign currencies held at brokers (restricted)(a)	3,908,886	7,504,546
Short-term investments	56,871,479	74,597,056
Interest receivable	751	2,333
Unrealized appreciation on forward currency contracts (Note 9)	1,897,069	3,723,647
Net unrealized depreciation on futures contracts (Note 9)	(494,648)	(152,172)

Total Assets	$66,281,547	$90,763,622

Liabilities and Shareholders’ Capital
Current Liabilities
Sponsor’s fees payable	$48,497	$74,427
Due to brokers	—	100,000
Unrealized depreciation on forward currency contracts (Note 9)	1,544,683	2,695,336

Total Liabilities	1,593,180	2,869,763

Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 1,300,000 issued and outstanding at September 30, 2012 and 1,800,000 issued and outstanding at December 31, 2011	64,671,167	87,879,459
Additional paid-in capital	17,200	14,400

Total Shareholders’ Capital	64,688,367	87,893,859

Total Liabilities and Shareholders’ Capital	$66,281,547	$90,763,622

(a)	Cost of foreign currencies at September 30, 2012 and December 31, 2011: $3,842,885 and $7,615,973, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investment Income
Interest	$20,801	$21,296	$52,703	$107,511

Total investment income	20,801	21,296	52,703	107,511

Expenses
Sponsor’s fees	146,026	308,239	477,466	878,411
Brokerage commissions and fees	13,918	25,338	48,536	60,795

Total expenses	159,944	333,577	526,002	939,206

Net investment loss	(139,143)	(312,281)	(473,299)	(831,695)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	159	8,766	(121)	11,528
Forward currency contracts	1,112,056	(1,282,950)	1,741,826	18,063
Futures contracts	676,514	(4,083,480)	692,892	(4,516,838)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	15,481	(147,110)	177,428	(157,065)
Forward currency contracts	(475,208)	(2,143,611)	(675,925)	(2,914,469)
Futures contracts	196,788	806,983	(342,476)	4,195,891

Net realized and unrealized gain (loss)	1,525,790	(6,841,402)	1,593,624	(3,362,890)

Net gain (loss)	$1,386,647	$(7,153,683)	$1,120,325	$(4,194,585)

Net gain (loss) per Share	$1.14	$(2.77)	$0.83	$(1.72)
Weighted-average Shares outstanding	1,218,478	2,578,348	1,356,934	2,435,897

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the nine months ended September 30, 2012 (Unaudited)

and the year ended December 31, 2011

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Shareholders’ Capital, Beginning of Period	$87,893,859	$110,938,681
Contributions	4,963,285	40,581,012
Redemptions	(29,289,102)	(59,383,876)
Net investment loss	(473,299)	(1,108,231)
Net realized gain (loss) on:
Short-term investments	(121)	13,430
Forward currency contracts	1,741,826	(3,234,749)
Futures contracts	692,892	(2,748,162)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	177,428	(207,584)
Forward currency contracts	(675,925)	1,152,214
Futures contracts	(342,476)	1,891,124

Shareholders’ Capital, End of Period	$64,688,367	$87,893,859

Net Asset Value per Share, End of Period	$49.76	$48.83

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net gain (loss)	$1,120,325	$(4,194,585)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(116,031,748)	(333,600,170)
Sales/maturities of short-term investments	133,798,665	325,678,403
Accretion of discount	(41,461)	(91,687)
Net realized (gain) loss on short-term investments	121	(11,528)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(508,434)	(3,337,031)
Foreign currencies held at brokers, at cost (restricted)	3,773,088	(23,800)
Interest receivable	1,582	(1,084)
Net unrealized appreciation (depreciation) on futures contracts	375,521	(4,234,595)
Sponsor’s fees payable	(25,930)	8,894
Due to brokers	(100,000)	—

Net cash provided by (used in) operating activities	22,361,729	(19,807,183)

Cash Flows from Financing Activities
Contributions	4,963,285	35,684,786
Redemptions	(29,289,102)	(15,188,945)

Net cash provided by (used in) financing activities	(24,325,817)	20,495,841

Effect of exchange rate changes on cash	465,452	3,110,238

Net increase (decrease) in cash and cash equivalents	(1,498,636)	3,798,896

Cash and Cash Equivalents
Beginning of period	3,686,978	3,309,973

End of period	$2,188,342	$7,108,869

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At September 30, 2012

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$800,000	0.01% due 1/10/13	$799,698
800,000	0.01% due 1/24/13	799,700
30,600,000	0.00%(a) - 0.01% due 2/07/13	30,585,427
4,000,000	0.01% due 2/14/13	3,998,053
15,600,000	0.00%(a) due 2/28/13	15,591,550
4,600,000	0.00%(a) due 3/14/13	4,597,381
500,000	0.00%(a) due 3/21/13	499,670

	Total United States Treasury bills - 87.92%(b)	$56,871,479

(a)	Rounds to less than 0.01%.
(b)	Percentage is based on shareholders’ capital.

• As of September 30, 2012, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
10/5/2012	AUD	729,000	USD	759,852	$1,899
10/5/2012	CAD	312,332	USD	322,361	4,961
10/5/2012	CHF	2,112,228	USD	2,273,208	25,564
10/5/2012	EUR	1,125,901	USD	1,480,460	31,946
10/5/2012	GBP	1,372,000	USD	2,225,635	10,150
10/5/2012	NOK	7,274,000	USD	1,275,676	5,203
10/5/2012	SEK	39,256,000	USD	6,035,830	49,106
10/5/2012	USD	3,609,505	AUD	3,546,333	77,673
10/5/2012	USD	2,011,797	CAD	2,007,000	27,769
10/5/2012	USD	2,289,974	CHF	2,181,000	30,852
10/5/2012	USD	369,734	EUR	293,000	7,222
10/5/2012	USD	12,421,883	GBP	7,892,033	322,051
10/5/2012	USD	4,018,498	JPY	319,974,296	94,384
10/5/2012	USD	7,209,189	NOK	42,701,122	248,964
10/5/2012	USD	17,424,305	SEK	120,544,689	959,325

					1,897,069

10/5/2012	AUD	2,340,000	USD	2,375,978	(56,957)
10/5/2012	CAD	7,384,989	USD	7,252,949	(251,872)
10/5/2012	CHF	18,466,740	USD	19,381,977	(268,684)
10/5/2012	EUR	14,534,813	USD	18,328,149	(371,430)
10/5/2012	GBP	1,658,000	USD	2,618,213	(59,099)
10/5/2012	JPY	669,610,142	USD	8,499,195	(107,831)
10/5/2012	NOK	25,479,000	USD	4,224,218	(225,929)
10/5/2012	SEK	6,904,000	USD	1,049,339	(3,553)
10/5/2012	USD	259,450	AUD	247,777	(1,832)
10/5/2012	USD	2,063,854	CAD	2,015,000	(16,158)
10/5/2012	USD	5,081,409	CHF	4,711,000	(68,383)
10/5/2012	USD	7,761,847	EUR	5,953,000	(103,091)
10/5/2012	USD	843,913	GBP	519,502	(5,029)
10/5/2012	USD	252,937	NOK	1,435,176	(2,270)
10/5/2012	USD	1,446,793	SEK	9,470,057	(2,565)

					(1,544,683)

Net Unrealized Appreciation					$352,386

• As of September 30, 2012, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
AEX Index	(9)	10/19/2012	$(750,750)	$23,389
CAC 40 10-Year Euro	109	10/19/2012	4,701,860	(206,136)
OMX 30 Index	(57)	10/19/2012	(934,554)	25,211
Hang Seng Index	(28)	10/30/2012	(3,769,387)	(25,280)
MSCI Taiwan Index	(93)	10/30/2012	(2,561,220)	4,650
TOPIX Index	(18)	12/14/2012	(1,700,514)	43,882
S&P/TSX 60 Index	(48)	12/20/2012	(6,836,445)	83,395
SPI 200 Index	47	12/20/2012	5,356,732	(24,438)
DAX Index	23	12/21/2012	5,354,588	(110,591)
FTSE 100 Index	30	12/21/2012	2,767,605	(55,226)
S&P 500 E-mini Index	(30)	12/21/2012	(2,151,300)	27,975

				(213,169)

Interest Rate Contracts
Euro Bund	56	12/6/2012	10,213,675	17,394
10-Year Mini JGB	(5)	12/10/2012	(926,992)	(3,985)
Japan 10-Year Bond	(3)	12/11/2012	(5,560,026)	(9,640)
Australian 10-Year Bond	(92)	12/17/2012	(12,139,891)	(236,557)
Canada 10-Year Bond	(83)	12/18/2012	(11,580,101)	(106,682)
US 10-Year Note	84	12/19/2012	11,212,688	49,336
Long Gilt	44	12/27/2012	8,570,192	8,655

				(281,479)

Net Unrealized Depreciation				$(494,648)

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited)

September 30, 2012

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

As of September 30, 2012 and December 31, 2011, the Trust had cash and cash equivalents held at brokers of $1,909,668 and $1,401,234, respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

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

As of September 30, 2012 and December 31, 2011, the Trust had foreign currencies held at brokers of $3,908,886 and $7,504,546, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2012 through September 30, 2012. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$48.83
Net investment loss	(0.35)
Net realized and unrealized gain	1.28

Net increase in net assets from operations	0.93

Net asset value per Share, end of period	$49.76

Ratio to average net assets:
Net investment loss(a)	(0.94)%
Expenses(a)	1.05%

Total return(b)	1.90%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the nine months ended September 30, 2012 and the year ended December 31, 2011, the average month-end notional amounts of open forward currency contracts were $162,468,669 and $244,031,041, respectively. For the nine months ended September 30, 2012 and the year ended December 31, 2011, the average month-end notional amounts of open futures contracts were $126,723,918 and $602,423,480, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of September 30, 2012 and December 31, 2011:

September 30, 2012	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$1,897,069	Unrealized depreciation on forward currency contracts	$1,544,683
Equity contracts	Unrealized appreciation on futures contracts	208,502	Unrealized depreciation on futures contracts	421,671
Interest rate contracts	Unrealized appreciation on futures contracts	75,385	Unrealized depreciation on futures contracts	356,864

December 31, 2011
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,723,647	Unrealized depreciation on forward currency contracts	$2,695,336
Equity contracts	Unrealized appreciation on futures contracts	427,647	Unrealized depreciation on futures contracts	937,238
Interest rate contracts	Unrealized appreciation on futures contracts	777,713	Unrealized depreciation on futures contracts	420,294

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the nine months ended September 30, 2012 and 2011:

	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation
Nine Months Ended September 30, 2012
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$1,741,826	$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—	(675,925)
Equity contracts	Net realized gain (loss) on futures contracts	(216,165)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	296,422
Interest rate contracts	Net realized gain (loss) on futures contracts	909,057	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(638,898)

Nine Months Ended September 31, 2011
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$18,063	$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—	(2,914,469)
Equity contracts	Net realized gain (loss) on futures contracts	(1,518,367)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	1,766,151
Interest rate contracts	Net realized gain (loss) on futures contracts	(2,998,471)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	2,429,740

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of September 30, 2012 and December 31, 2011:

September 30, 2012	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$—	$56,871,479	$—	$56,871,479
Forward currency contracts(a)	—	352,386	—	352,386
Futures contracts(a)
Equity contracts	(213,169)	—	—	(213,169)
Interest rate contracts	(281,479)	—	—	(281,479)

Total futures contracts	(494,648)	—	—	(494,648)

December 31, 2011
U.S. Treasury bills	$—	$74,597,056	$—	$74,597,056
Forward currency contracts(a)	—	1,028,311	—	1,028,311
Futures contracts(a)
Equity contracts	(509,591)	—	—	(509,591)
Interest rate contracts	357,419	—	—	357,419

Total futures contracts	(152,172)	—	—	(152,172)

(a)	Futures contracts and forward currency contracts are valued at unrealized appreciation (depreciation).

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2012, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Overall Performance

For the nine-month period ended September 30, 2012 (the “reporting period”), the Trust’s total return, net of expenses, was 1.90%. This performance was the result of a positive return on the Trust’s currency and long-term fixed income investments, partially offset by the losses in equity investments.

Market Environment/Background

During the reporting period, the Trust’s investments resulted in exposure to the following geographical areas: Europe, North America, Australia, and Asia.

The following table presents certain macro-economic indicators for certain countries in each of the areas referred to above at the dates and for the periods indicated:

	10-Year Yield		Nominal GDP Year Over Year Change				Unemployment Rate				Exchange Rate(3)
	December 31, 2011	September 30, 2012	Quarter Ended December 31, 2011		Quarter Ended June 30, 2012		Month Ended December 31, 2011		Month Ended September 30, 2012		December 31, 2011		September 30, 2012
Germany	1.83%	1.44%	2.2%	(1)(4)	1.7%	(1)	6.8%	(2)(4)	6.8%	(2)		€0.7714		€0.7777
Sweden	1.62%	1.48%	1.2%	(1)	3.3%	(1)	7.1%	(1)	7.8%	(1)	Kr	6.8872	Kr	6.5650
U.S.A.	1.88%	1.63%	4.0%	(2)	3.9%	(2)	8.5%	(2)	7.8%	(2)		N/A		N/A
Australia	3.68%	3.00%	5.5%	(2)(4)	3.2%	(2)	5.2%	(2)	5.4%	(2)	AUD	0.9796	AUD	0.9635
Japan	0.99%	0.78%	(2.4	)%(1)	2.2%	(1)	4.5%	(2)	4.2%	(2)		¥76.91		¥77.96

(1)	Not seasonally adjusted
(2)	Seasonally adjusted
(3)	Currency units per $1
(4)	Latest revision

Source: Bloomberg

Portfolio Update

The global markets continued to experience heightened uncertainty as a result of the euro zone debt crisis and the anemic growth in the U.S. To manage this unsustainable situation, both the European Central Bank and the Federal Reserve took some drastic measures in August and September 2012. In light of the immense intervention/liquidity injection by the Federal Reserve and European Central Bank, a massive shift in the sentiment was observed. To manage the risk of the portfolio effectively and maintain it within the stated range of 6% to 8% in effect at the time, the Trust’s target risk was resized in September.

The Trust continued to remain out of the short-term bond strategy in the third quarter of 2012. This action will continue until market conditions significantly improve. This decision was based on the mismatch between market expectations on short-term interest rates and what the strategy suggested based on momentum.

Trust’s Strategies’ Performance

The Trust’s investments in currency markets generated a net return of 1.80% during the reporting period (see figure 1). The Trust’s performance was driven by long positions in Swedish krona and British pound as well as the short position in euro. Short positions in Swiss franc and Canadian dollar contributed negatively to the performance of this asset class.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) generated a net return of 0.15% for the reporting period (see figure 1). The Trust’s performance in this asset class was primarily driven by the long positions in the U.S. and United Kingdom bond markets. Short positions in the bond markets of Australia and Canada contributed negatively to the performance and offset some of the gains.

The Trust’s investments in futures on the equity markets generated a net return of (0.05)% for the reporting period (see figure 1). The Trust’s performance in the equity markets was driven by long positions in the Australian, German, French, and United Kingdom equity markets. Short equity positions in countries such as Canada, Sweden and Taiwan contributed negatively to the performance of this asset class.

The Trust exploited three strategies (relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the reporting period. Of these three strategies, the relative value and yield curve arbitrage strategies delivered a positive performance of 2.71% and 0.55%, respectively. On the other hand, the momentum strategy returned (1.36)%. See figure 2 for the performance of each strategy during the reporting period.

The Trust’s annualized portfolio return volatility was 4.8% for this reporting period, based on the daily performance of the Trust. This low number was the result of negative correlations across the strategies, which helped to manage the overall Trust’s risk effectively. The Trust experienced a low volatile regime in the first quarter of 2012 and as the uncertainty in the global markets heighted, the Trust experienced greater volatility in the second and third quarters of 2012. This increase was primarily driven by the more volatile markets which were influenced heavily by the large uncertainty over the European debt crisis, the anemic U.S. recovery and their effects on the global recovery. The proprietary risk model uses about 20 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the portfolio for the period from inception through the end of the reporting period was (0.05). This ratio is primarily the result of poor performance of the Trust and relatively high volatility in the third quarter of 2011 as well as underperformance of the Trust in the reporting period. The Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 1: Asset class total return during the nine months ended September 30, 2012

Figure 2: Strategy total return during the nine months ended September 30, 2012

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the Trust’s portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year. See below for a discussion on the performance of the Trust for the quarter and nine months ended September 30, 2012.

The Quarter Ended September 30, 2012

The Trust’s net asset value increased from $58,340,835 at June 30, 2012 to $64,688,367 at September 30, 2012. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 1,200,000 at June 30, 2012 to 1,300,000 at September 30, 2012, due to 100,000 Shares (1 Basket) being created and zero Shares being redeemed during the quarter.

Net gain for the quarter was $1,386,647, resulting from a net investment loss of $139,143 and a net realized and unrealized gain of $1,525,790. For the quarter ended September 30, 2012, the Trust had a net gain of $159 on short-term investments, a net realized and unrealized gain of $636,848 from forward currency contracts, a net realized and unrealized gain of $429,521 from equity index futures, a net realized and unrealized gain of $443,781 from fixed income futures, and a net unrealized gain of $15,481 from foreign currency translations. Other than the Sponsor’s fees of $146,026 and brokerage commissions and fees of $13,918, the Trust had no expenses during the quarter.

The decrease of $173,633 in total expenses from $333,577 for the quarter ended September 30, 2011 to $159,944 for the quarter ended September 30, 2012, was primarily due to a decrease in the Sponsor’s fee. The Sponsor’s fee decreased due to a decrease in the Trust’s net assets.

The Nine Months Ended September 30, 2012

The Trust’s net asset value decreased from $87,893,859 at December 31, 2011 to $64,688,367 at September 30, 2012. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 1,800,000 at December 31, 2011 to 1,300,000 at September 30, 2012, due to 100,000 Shares (1 Basket) being created and 600,000 Shares (6 Baskets) being redeemed during the period.

Net gain for the period was $1,120,325, resulting from a net investment loss of $473,299 and a net realized and unrealized gain of $1,593,624. For the nine months ended September 30, 2012, the Trust had a net loss of $121 on short-term investments, a net realized and unrealized gain of $1,065,901 from forward currency contracts, a net realized and unrealized gain of $80,257 from equity index futures, a net realized and unrealized gain of $270,159 from fixed income futures, and a net unrealized gain of $177,428 from foreign currency translations. Other than the Sponsor’s fees of $477,466 and brokerage commissions and fees of $48,536, the Trust had no expenses during the period.

The decrease of $413,204 in total expenses from $939,206 for the nine months ended September 30, 2011 to $526,002 for the nine months ended September 30, 2012, was primarily due to a decrease in the Sponsor’s fee. The Sponsor’s fee decreased due to a decrease in the Trust’s net assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of September 30, 2012.

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

In addition, the Advisor utilizes a portfolio construction process in which each potential strategy and underlying asset is ranked in terms of expected return, volatility and trading cost. This portfolio construction process is quantitative and relies on the use of computer models developed by affiliates of the Advisor for the computation of expected return, volatility and trading cost and the determination of optimal positions and consequent leverage in accordance with the risk and return targets of the Portfolio. These risk and return targets take into account certain financial measurements known as annualized portfolio return volatility and Sharpe ratio. Annualized portfolio return volatility is a quantitative measure used to assess a portfolio’s deviation above or below its average returns over a one year period. Since the inception of the Trust, the Portfolio’s construction has targeted an allocation of annualized portfolio return volatility of 6-8%, which has been allocated equally across the investment strategies of the Trust. On

September 28, 2012, the Advisor announced that the maximum portfolio return volatility will be increased to 10% per annum and that the equal allocation among strategies may be discontinued in the future.

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

c) No redemption of Shares occurred during the quarter ended September 30, 2012.

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

Date: November 8, 2012

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2012

* The registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.