Form 10-K
period 2012-12-31
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2013-02-28
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-34537

iShares® Diversified Alternatives Trust

(Exact name of registrant as specified in its charter)

Delaware	26-4632352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares® Delaware Trust Sponsor LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the shares held by non-affiliates was $58,284,000.

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

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the “Sponsor” of the Trust. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Advisor serves as the commodity trading advisor of the Trust and is registered under the CEA. The Trust has delegated some of the administration of the Trust to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware corporation with trust powers, serves as the “Delaware Trustee” of the Trust.

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

Investment Objective of the Trust

The investment objective of the Trust is to maximize absolute returns from its investments in certain futures and/or forward contracts that the Advisor selects, following strategies that utilize quantitative methodologies to identify potentially profitable discrepancies in the relative values or market prices of one or more commodities, currencies, interest rates or certain eligible stock and/or bond indices, and seek to control the risks and volatility inherent in these investments by taking long and short positions in historically correlated assets. The Trust also expects to earn interest on some or all of the assets used to collateralize its trading positions. The return on assets in the Trust, if any, is not intended to track the performance of any index or other benchmark.

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

To receive the Shares comprising a new Basket, the purchasing Authorized Participant must pay to the Trust Administrator the sum of (i) the Basket Amount announced by the Trust on the first Business Day immediately following the day when the purchase order was received by the Processing Agent, as purchase price of such new Shares, plus (ii) a transaction fee of $800 per purchase order, plus (iii) in the case of a Special Purchase Order, any extraordinary losses, costs or expenses incurred in connection with the execution of trades related to such Special Purchase Order (such sum, the “Purchase Order Execution Price”).

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

The amount of cash that a redeeming Authorized Participant is entitled to receive from the Trust Administrator in exchange for a Basket surrendered to the Trust Administrator for redemption is an amount equal to (i) the Basket Amount announced by the Trust on the first Business Day immediately following the day when the redemption order was received by the Processing Agent, minus (ii) a transaction fee of $800 per redemption order, minus (iii) in the case of a Special Redemption Order, any extraordinary losses, costs or expenses incurred in connection with the execution of trades related to such Special Redemption Order (such amount, the “Redemption Order Execution Price”).

Once the redeeming Authorized Participant has transferred to the Settlement Agent’s account at DTC the total number of Shares comprising the Baskets to be redeemed, the Trust Administrator will credit the redeeming Authorized Participant’s account at DTC with an amount equal to the sum of (i) the Redemption Order Execution Price and (ii) the Deposit Amount (if any) deposited by the redeeming Authorized Participant; the payment to the redeeming Authorized Participant will take place not earlier than on the second Business Day (the third Business Day, in the case of a Special Redemption Order), and (in the discretion of the Trust) not later than the fourth Business Day, following the date when the redemption order was received by the Processing Agent.

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

Bills containing proposed legislative changes are from time to time introduced to the U.S. Congress in response to actual or perceived market inefficiencies or other problems. These bills often target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing speculative position limits applicable to regulated futures and over-the-counter derivatives positions; providing the CFTC authority to establish or modify certain speculative position limits; imposing aggregate speculative position limits across regulated U.S. futures, over-the-counter positions and certain futures contracts traded on non-U.S. exchanges; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Trust.

While it is impossible to predict which measures will be adopted or precisely how they will affect the value of your shares, any such measures could increase the costs of the Trust, could result in significant direct limitations on the maximum permitted size of the Trust’s futures positions and therefore on the size of the Trust or the number or type of strategies available to the Trust; and could also affect liquidity in the market for the Shares and the correlation between the price of the Shares and the net asset value of the Trust.

Regulatory and exchange position limits may restrict the creation of Baskets and the operation of the Trust.

Prior to the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, position limits with respect to most U.S. futures contracts have been set by U.S. commodities exchanges and boards of trade. The Dodd-Frank Act required the CFTC to establish federal position limits on futures and options on contracts in physical commodities (including energy) and on economically equivalent over-the-counter derivatives. As mandated by the Dodd-Frank Act, in October 2011 the CFTC finalized regulations that imposed federal position limits with respect to 28 physical delivery commodity futures and options contracts traded across various exchanges as well as to swaps that are economically equivalent to such contracts and directed the U.S. commodities exchanges and boards of trade to adopt corresponding position limits in futures, options and swaps not to exceed the limits adopted by the CFTC. The final rule significantly limited the availability of the bona fide hedging exemption to hedging of physical commodity positions or transactions and did not extend to financial hedging or risk management.

In September 2012, a federal district court in Washington D.C. vacated the new CFTC position rules and in November 2012 the CFTC decided to file an appeal against the court’s decision. As of the date of this filing it is not clear if the 2011 rules will eventually become effective.

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

Many U.S. futures exchanges and boards of trade also limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Once the daily limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially subjecting the Trust to substantial losses.

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

Further, in October 2012 a new CFTC rule became effective which requires each registered futures commission merchant, such as the Clearing FCM, to establish risk-based limits on position and order size. As a result, the Trust’s Clearing FCM may be required to reduce its internal limits on the size of the positions it will execute or clear for the Trust, and the Trust may seek to use additional clearing FCMs, which may increase the costs of clearing for the Trust and adversely affect the value of the Shares.

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

Commercial banks participating in trading over-the-counter derivative contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many over-the-counter market participants in foreign exchange trading have begun to require that their counterparties post margin. In addition, the Dodd-Frank Act subjects the Trust’s foreign exchange derivatives trading to a retail foreign exchange regime promulgated by a relevant regulator of the Trust’s counterparty. Upon effectiveness of the new retail foreign exchange regulations applicable to the Trust, the Trust would be required to post margin in the amount required under the regulations (between 2% and 5% depending on a currency pair).

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

The CEA requires a futures commission merchant, such as the Clearing FCM, to segregate all funds received from customers with respect to any orders for the purchase or sale of U.S. domestic futures contracts from its proprietary assets. Similarly, the CEA requires each futures commission merchant to hold in a separate secure account all funds received from customers with respect to any orders for the purchase or sale of foreign futures contracts and segregate any such funds from the funds received with respect to domestic futures contracts. However, all funds and other property received by the Clearing FCM from its customers are held by the Clearing FCM on a commingled basis in an omnibus account and may be freely accessed by the Clearing FCM, which may also invest any such funds in certain instruments permitted under the applicable regulation. There is a risk that assets deposited by the Trust with the Clearing FCM as margin for the purchase of domestic or foreign futures contracts may, in certain circumstances, be used to satisfy losses of other clients of the Clearing FCM. In addition, the assets of the Trust might not be fully protected in the event of the Clearing FCM’s bankruptcy, as the Trust would be limited to recovering only a pro rata share of all available funds segregated on behalf of the Clearing FCM’s combined domestic customer accounts.

Similarly, the CEA requires a clearing organization approved by the CFTC as a derivatives clearing organization to segregate all funds and other property received from a clearing member’s clients in connection with domestic futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, all customer funds held at a clearing organization in connection with any futures or options contracts are held in a commingled omnibus account and are not identified to the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. As a result, in the event of a default or the Clearing FCM’s other clients or the Clearing FCM’s failure to extend own funds in connection with any such default, the Trust would not be able to recover the full amount of assets deposited by the Clearing FCM on behalf of the Trust with the clearing organization.

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

Although the Advisor has been registered under the CEA as a commodity trading advisor since April 5, 1993, before the inception of the Trust, it had never been responsible for an actively managed commodity pool other than the Trust. To date, the Advisor’s only experience as a commodity trading advisor to a registered commodity pool other than the Trust has been as advisor to the iShares® S&P GSCI™ Commodity-Indexed Investment Pool LLC, a company that seeks to track the performance of the iShares® S&P GSCI™ Total Return Index by investing in one specified futures contract the performance of which is intended to correspond to changes in such index. When directing investments for the iShares® S&P GSCI™ Commodity-Indexed Investment Pool LLC, the Advisor does not exercise the type of discretion, or apply the types of strategies that are necessary for the success of the investments in the Trust’s Portfolio; to the contrary, its responsibilities are limited to directing the acquisition of a single futures contract on the same terms that are available to any other investor purchasing the same futures contract at the same time.

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

In addition, Reza Estilaei and Russ Koesterich, the individuals that are primarily responsible for Portfolio management decisions with respect to the Trust, have never managed an investment vehicle other than the Trust that applies strategies similar to those used by the Trust. Accordingly, they may not be relied upon to compensate for the Advisor’s institutional lack of experience with investment vehicles like the Trust.

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

The Trust is subject to actual and potential conflicts of interest involving the Sponsor, the Trustee and the Advisor. The relationships existing among the Advisor, the Trustee and the Sponsor are described under “Conflicts of Interest”. Because of these relationships, the Sponsor may have a disincentive to replace the Trustee or the Advisor, regardless of their performance.

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

Risks Relating to the Trust and Investment in the Shares

The Trust is subject to the risks associated with being a new type of investment vehicle.

The Trust is a new type of investment vehicle. The success of the Trust will depend on a number of conditions that are beyond its control. These conditions include the level of acceptance by the investor community of an investment vehicle such as the Trust, which has not been offered to retail investors before, the Trust’s ability to raise sufficient funds to be able to efficiently engage in derivatives trading and the Advisor’s ability to identify profitable trading opportunities for the Trust. There is a substantial risk that the investment objectives of the Trust will not be met. Neither the Sponsor nor the Advisor has been responsible for an actively managed, publicly offered commodity fund other than the Trust. If the experience of the Sponsor and the Advisor and their principals is not adequate or suitable to manage investment vehicles such as the Trust, the operations of the Trust may be adversely affected.

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

The Trust commenced trading on November 16, 2009; consequently, there is only a limited performance history you can use to evaluate your investment in the Trust. Although past performance is not necessarily indicative of future results, if the Trust had a longer performance history, that history might provide you with more information on which to evaluate an investment in the Trust. In addition, given the Advisor’s decision to increase the maximum targeted annualized volatility of the Trust’s portfolio from 8% to 10%, which is expected to become effective during the first quarter of 2013, the limited performance history developed by the Trust since its inception may be even less relevant to a decision to invest in the Shares.

The Trust is subject to the costs and risks associated with being actively managed. These costs and risks may cause your investment in the Shares to result in losses that you might have avoided if you had invested in products not exposed to those costs and risks.

There is limited market history for actively-managed exchange-traded funds, and it is not known how well the Trust will perform in the marketplace. Until a few years ago, most exchange-traded funds, including exchange-traded commodity funds, have attempted to replicate or track an index. There is no index that the Trust attempts to replicate or track. Instead, the Advisor has discretion to select the Trust’s investments, and the ability of the Trust to meet its investment objectives is directly related to the Advisor’s portfolio allocation of the Trust’s assets. The Advisor’s judgments, based on its investment strategy, about the attractiveness and potential appreciation of the particular investments in which the Trust invests may prove to be incorrect and the value of your Shares may be adversely affected.

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

The Trust may engage in investment activity without regard to the effect on portfolio turnover. Portfolio turnover refers to the rate at which the instruments held by the Trust are replaced. The higher the rate, the higher the transactional and brokerage costs associated with the turnover, which may adversely affect the Trust’s net asset value and, in turn, the value of your Shares. Historically, the Trust’s annual turnover rate has ranged between 486% (for the calendar year ended December 31, 2011) and 583% (for the calendar year ended December 31, 2010). In connection with the increase in maximum targeted annualized volatility of the Trust, the Trust’s expected annual turnover rate’s range has been increased to 300% to 800%, although it may vary and be considerably higher under certain market conditions or due to other factors including the term of a relevant futures contract. Transaction costs incurred by the Trust include commissions, futures exchange, futures regulatory and futures clearing fees, transaction fees of the prime broker and other fees or costs associated with trading. Actively managed portfolios (like the Trust) may have higher transaction costs or fees than products that are passive, or products that do not transact based on events and factors that influence market prices. For example, an active manager may trade more often during periods of high market volatility in an attempt to take advantage of price movements.

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

Because creation and redemption orders can be placed at any time before 4:00 p.m. (New York time), it is possible that, by the time a creation or redemption order is received by the Trust, one or more of the futures exchanges on which the Trust would need to trade to establish new or to liquidate one or more existing positions may be closed or about to close and that the Trust may need to wait until the following trading day. For this reason, if a creation or redemption order is communicated to the Trust on a Business Day that precedes two consecutive days when there is no scheduled trading session in one or more of the futures exchanges that the Trust may need to trade on to establish new or liquidate existing positions, that creation or redemption order is not considered “received” by the Trust (and, therefore, the time to deliver the Shares or to pay the redemption price to the Authorized Participant placing the order does not begin to run) until the first Eligible Business Day thereafter. This may result in the Trust settling creation or redemption orders later than an Authorized Participant might have expected, and this delay may reduce the liquidity of the Shares. The Portfolio is expected to hold numerous futures contracts from time to time, potentially including those that trade on the following exchanges: Chicago Board of Trade, Chicago Mercantile Exchange, Commodity Exchange, Inc., Eurex, Hong Kong Futures Exchange, ICE Futures US Softs, Intercontinental Exchange, Kansas City Board of Trade, Korea Exchange, London Metal Exchange, Meff Renta Variable (Madrid), Montreal Exchange, New York Mercantile Exchange, NYSE LIFFE—Amsterdam, NYSE LIFFE—London, NYSE LIFFE—Paris, NASDAQ OMX Nordic Exchange, Optivas Market Sweden, Singapore Exchange, South Africa Futures Exchange, Sydney Futures Exchange, Tokyo Financial Exchange, and Tokyo Stock Exchange. These exchanges’ holiday schedules should therefore limit the ability to create and redeem Shares.

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

Competition from other commodities-and currencies-related investments could limit the market for, and reduce the liquidity of, the Shares.

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

The Shares are listed for trading on NYSE Arca under the symbol ALT. Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the value of the Shares and the NAV is not made available as required by NYSE Arca. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to

“circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged.

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

Shareholders could become subject to FATCA withholding tax

Starting in 2014, U.S. withholding tax may be imposed on allocations of income to and distributions received by you with respect to your Shares and starting in 2017, U.S. withholding tax may be imposed on disposition proceeds allocated or distributed by the Trust to you and disposition proceeds received by you upon a sale of your Shares. Prospective Shareholders should consult their own tax advisors about this new regime, which is commonly referred to as FATCA.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On November 16, 2009, the Shares commenced trading on NYSE Arca under the symbol “ALT.” For each of the quarters during the fiscal years ended December 31, 2012 and 2011, the high and low sale prices of the Shares as reported for transactions on the NYSE Arca were as follows:

	Years Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$49.15	$48.47	$51.75	$50.10
Second Quarter	$49.26	$48.57	$52.54	$50.95
Third Quarter	$51.21	$48.52	$52.16	$48.10
Fourth Quarter	$50.65	$49.39	$49.83	$48.21

The number of Shareholders of record of the registrant as of January 31, 2013 was approximately 30,474.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2012 and 2011. The Trust has no obligation to make periodic distributions to Shareholders.

b) Not applicable.

c) 300,000 Shares (3 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2012.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/12 to 10/31/12	200,000	$49.71
11/01/12 to 11/30/12	—	—
12/01/12 to 12/31/12	100,000	50.35

Total	300,000	49.92

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2012, 2011, 2010 and 2009*)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2012	2011	2010		2009
Total assets	$52,352	$90,764	$114,773	**	$15,018 **
Total gain (loss) on sales of short-term investments and forward currency and futures contracts	$3,326	$(5,969)	$3,746		$(67)
Net gain (loss)	$2,234	$(4,242)	$1,190		$(172)
Weighted-average Shares outstanding	1,296,995	2,388,493	1,346,575		232,184
Net gain (loss) per Share	$1.72	$(1.78)	$0.88		$(0.74)
Net cash flows	$(1,640)	$377	$3,143		$167

*	For the period from October 6, 2009 (commencement of operations) through December 31, 2009.
**	Amounts have been reclassified to conform with current financial statement presentation.

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

Overall Performance

The Year Ended December 31, 2012

For the year ended December 31, 2012 (the “reporting period”), the Trust’s total return, net of expenses, was 4.10%. This performance was the result of positive performance by all of the Trust’s asset classes: currency, long-term fixed income, and equity investments.

Market Environment/Background

During the reporting period, the Trust’s investments resulted in exposure to the following geographical areas: Europe, North America, Australia, and Asia.

The following table presents certain macro-economic indicators for each of the areas referred to above at the dates and for the periods indicated:

	10-Year Yield		Nominal GDP Year Over Year Change				Unemployment Rate				Exchange Rate(3)
	December 31, 2011	December 31, 2012	Quarter Ended December 31, 2011		Quarter Ended September 30, 2012		Month Ended December 31, 2011		Month Ended December 31, 2012		December 31, 2011		December 31, 2012
Germany	1.83%	1.32%	2.2	%(1)	1.8	%(1)	6.8	%(2)	6.9	%(2)		€0.7714		€0.7578
Sweden	1.62%	1.54%	1.3	%(1)	0.8	%(1)	7.1	%(1)	3.0	%(1)	Kr	6.8872	Kr	6.5042
U.S.A.	1.88%	1.76%	4.0	%(2)	4.3	%(2)	8.5	%(2)	7.8	%(2)		N/A		N/A
Australia	3.67%	3.27%	5.4	%(2)(4)	1.9	%(2)	5.2	%(2)	5.4	%(2)	AUD	0.9796	AUD	0.9631
Japan	0.99%	0.79%	(1.8	)%(1)(4)	(0.3	)%(1)	4.5	%(2)	4.2	%(2)		¥76.91		¥86.62

(1)	Not seasonally adjusted
(2)	Seasonally adjusted
(3)	Currency units per $1
(4)	Latest revision

Source: Bloomberg

Portfolio Update

Global markets continued to experience heightened uncertainty as a result of the euro zone debt crisis and the anemic growth in the U.S. To manage this unsustainable situation, both the European Central Bank and the Federal Reserve took some drastic measures in August and September 2012. In light of the immense intervention/liquidity injection by the Federal Reserve and European Central Bank, a massive shift in the sentiment was observed. To manage the risk of the portfolio effectively and maintain it within the stated range of 6% to 8% in effect at the time, the Trust’s target risk was resized in September. On September 28, 2012, the Trust announced that the Advisor will increase the maximum targeted portfolio return volatility to 10% per annum, which, depending on market conditions, may or may not be allocated equally among strategies. As a result of these changes, turnover rates may increase to an expected maximum of 800% per annum. By raising the volatility ceiling and by maintaining flexibility of allocation among strategies, the Advisor seeks to be able to take advantage of market fluctuations in a more efficient manner, to be able to take full advantage of the target risk and, ultimately, an improved performance for the Trust. There is no assurance that the objectives of the Advisor will be reached. These changes are expected to become effective during the first quarter of fiscal year 2013.

The Trust continued to remain out of the short-term bond strategy in 2012. This action will continue until market conditions significantly improve. This decision was based on the mismatch between market expectations on short-term interest rates and what the strategy suggested based on momentum.

Trust’s Strategies’ Performance

The Trust’s investments in currency markets generated a net return of 2.49% during the reporting period (see figure 1). The Trust’s performance was primarily driven by long positions in Swedish krona and British pound combined with a short position in Japanese yen. Short positions in Swiss franc and Canadian dollar detracted from the performance of the this asset class.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) generated a net return of 0.73% for the reporting period (see figure 1). The Trust’s performance in this asset class was primarily driven by the long positions in German and United Kingdom bond markets. Short positions in the bond markets of Australia and Canada contributed negatively to the performance and offset some of the gains.

The Trust’s investments in futures on the equity markets generated a net return of 0.88% for the reporting period (see figure 1). The Trust’s performance in the equity markets was driven by long positions in the Australian, German, French, and United Kingdom equity markets. Short equity positions in countries such as Canada, Sweden and Hong Kong detracted from the performance of this asset class.

The Trust exploited three strategies (relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the reporting period. Of these three strategies, the relative value and yield curve arbitrage strategies delivered a positive performance of 3.65% and 1.82%, respectively. On the other hand, the momentum strategy returned (1.37) %. See figure 2 for the performance of each strategy during the reporting period.

The Trust’s annualized portfolio return volatility was 4.4% for this reporting period, based on the daily performance of the Trust. This low number was the result of negative correlations across the strategies, which helped to manage the Trust’s overall risk effectively. The Trust experienced a low volatile regime in the first quarter of 2012 and as the uncertainty in the global markets heighted, the Trust experienced greater volatility in the second and third quarters of 2012. This increase was primarily driven by the more volatile markets which were influenced heavily by the large uncertainty over the European debt crisis, the anemic U.S. recovery and their effects on the global recovery. The proprietary risk model uses about 20 years of historical return data to calculate the expected annualized portfolio return volatility.

The annualized realized Sharpe ratio of the portfolio during the reporting period was 0.94, which is well above the stated target. However, the realized Sharpe Ratio from inception through the end of the reporting period was 0.09. This low ratio number is primarily the result of poor performance of the Trust and relatively high volatility in the third quarter of 2011. The Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 1: Asset class total return for the year ended December 31, 2012

Figure 2: Strategy total return for the year ended December 31, 2012

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

The year began with optimism in U.S., Asian, and European Union (EU) markets. This optimism carried through April, with most major countries/indices outperforming expectations despite some disruptions in March as a result of the immense natural disaster in Japan. However, this global bull market came to a halt in May and continued to have difficulty finding its footing for the remainder of the year. The markets faced five main issues for the year ended December 31, 2011: 1) mounting pressure on sovereign debt in the EU region, 2) political impasse over the debt ceiling and loss of trust in the direction of U.S. policy to address economic recovery,

3) extremely low U.S. investor sentiment, which reached its lowest level in thirty years (based on the survey conducted by the University of Michigan), 4) Japan’s natural disaster and its effect on global supply chains, and 5) spread of political instability in the Middle East and North Africa and its subsequent effect on the price of energy.

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

European officials scrambled in the second half of the year to calm the markets and prevent the first sovereign default in the euro area. Fearing that the debt crisis could cripple the region’s banking system, markets responded to every twist in the multiple negotiations and summits attempting to resolve this crisis. After the fifth European official summit was not able to deliver a comprehensive plan, Standard & Poor’s announced that 15 euro zone nations might face rating downgrades. This included Germany and France, which could subsequently affect the European Financial Stability Facility (EFSF) rating. The German and French equity markets were particularly volatile (each more than 28%) during the year ended December 31, 2011. Both DAX and CAC 40 delivered poor performance, approximately (14.7)% and (17.0)%, respectively. The euro was also quite volatile (more than 11%) and depreciated approximately 3.2% against U.S. dollar by the end of the year.

In the early part of the year ended December 31, 2011, the Nordic countries’ macro economic data were strong and countries such as Sweden raised forecasts for growth in the next few years. Additionally, the Swedish central bank raised its benchmark repurchase rate in April and July, and the Swedish krona advanced against major currencies. Norway also benefitted from a sharp rise in oil prices and its currency appreciated substantially. However, in the second half of the year, the region’s currencies experienced high volatility and depreciation. The concern over the sovereign debt crisis in the EU region continued to put downward pressure on these currencies as the EU’s faltering economies did not support strong global growth projections in the near future and these economies rely heavily on exports. The Swedish krona and Norwegian krone depreciated 2.5% and 2.8%, respectively, against U.S. dollar for the year ended December 31, 2011.

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

Trust’s Strategies’ Performance

The Trust’s investments in equity markets delivered negative performance (0.91%) during the year ended December 31, 2011 (see figure 3). In general, equity markets were highly volatile, which was primarily driven by all of the factors mentioned above. The under-performance in the Trust’s equity market investments were driven by the long positions in the German, French, and Japanese equity markets. The short positions in the Canadian, United Kingdom, and Hong Kong equity markets contributed positively to the performance of this asset class.

The Trust’s investments in futures on short-term bonds (bonds with maturities of less than one year) suffered a negative performance of (0.82)% for the year ended December 31, 2011 (see figure 3). The short-term interest rate market sentiment insights were generally positive for the first half of the year. However, the euro zone sovereign debt crises made the short-term interest rate market more volatile for the second half of the year. The Trust’s large short position in Euribor, combined with its long position in Eurosterling were the major detractors. The Trust’s long position in Eurodollar delivered positive performance and offset some of the loss in the other two assets.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) delivered a positive performance of 0.32% for the year ended December 31, 2011 (see figure 3). The Trust’s large long positions in U.S. Treasuries and United Kingdom gilt delivered a large positive contribution to performance for the year ended December 31, 2011. On the other hand, short positions in Australian and Canadian bonds detracted from performance and offset some of the Trust’s gains for the year.

The Trust’s investments in currency markets suffered the largest negative performance, (1.76)%, during the year ended December 31, 2011 (see figure 3). Short positions in the Swiss franc and euro combined with long position in the Norwegian krone detracted from the Trust’s performance in the year ended December 31, 2011. The Trust’s long positions in the Swedish krona and Australian dollar contributed positively to performance for the year.

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

The Trust’s annualized portfolio return volatility was 6.92% for the year ended December 31, 2011, based on the daily performance of the Trust. The Trust experienced an increase in volatility relative to last year’s reported number. This was primarily driven by Japan’s natural disaster, the euro zone sovereign debt crisis, and the concern over the U.S.’s anemic recovery, and their effects on their local and global markets. Realized volatility was well within the stated target range for risk, and the Trust continued to maintain an expected annualized portfolio return volatility of 6% to 8%. The Trust’s proprietary risk model uses more than 19 years of historical return data to calculate the expected annualized portfolio return volatility.

The realized Sharpe ratio of the Trust’s portfolio was (0.20) for the period from inception through the year ended December 31, 2011. The relatively large drop in the return of the portfolio combined with the increase in the portfolio’s volatility, which was observed primarily in the third quarter, led to this negative risk-adjusted return. The upward shift in the Trust’s volatility was the result of increased uncertainty and larger-than-usual volatilities in global markets. The Trust continues to target a long-term Sharpe ratio between 0.50 and 0.75.

Figure 3: Asset class total return during the year ended December 31, 2011

Figure 4: Strategy total return during the year ended December 31, 2011

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

Trust’s Strategies’ Performance

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) delivered a 2.51% return for the year ended December 31, 2010 (see figure 5). Uncertainty in the global market recovery and relatively volatile markets attracted investors to safer assets and encouraged a flight to quality. On average, large long positions in U.S. Treasury bonds and United Kingdom gilts combined with the overall average large short position in the Australian bond markets added a positive contribution to the Trust’s performance. However, the overall short positions in the Canadian and Japanese government bonds detracted from performance.

The Trust’s investments in futures on short-term bonds (bonds with maturities of less than one year) underperformed and delivered (0.90)% for 2010 (see figure 5). The short-term end of the yield curve was volatile and did not allow for the markets to establish a sizeable trend that momentum strategies could take advantage of. Performance from the overall large long euro-sterling asset was the largest positive contributor, while the short position in Euribor underperformed and pushed the strategy’s performance into the negative territory.

The Trust’s investments in equity markets delivered a negative performance of (0.49)% during the year ended December 31, 2010 (see figure 5). In general, equity markets had a poor performance in early 2010 and tumbled for the first half of the year. Uncertainty about the global recovery and European Union sovereign debt default risk were frequently brought into the spotlight. The underperformance in the Trust’s equity market investments was driven by the short positions in Hong Kong and Canadian equity markets. Meanwhile, on average, the long positions in the German and Japanese equity markets contributed positively to the performance of this asset class during the year ended December 31, 2010.

The Trust’s investments in currency markets performed well during the year ended December 31, 2010 and delivered a 1.51% return (see figure 5). The main contributors to the performance were the overall large long positions in the Australian dollar, Swedish krona, and Norwegian krone. Meanwhile, the large short positions in the euro and Swiss franc contributed negatively to the performance of the currency portfolio in 2010.

The Trust exploited three strategies (namely, relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the year ended December 31, 2010. Of these three strategies, the carry and relative value strategies delivered positive returns of 5.29% and 0.86%, respectively. The momentum strategy, on the other hand, had a negative contribution of (3.31)%. The underperformance in the momentum strategy was the result of highly volatile and range bound markets, which do not allow for the establishment of sizeable trends that market neutral long/short momentum techniques could benefit from. See figure 6 for the performance of each strategy during the year ended December 31, 2010.

The Trust realized portfolio return volatility of 4.7% for the year ended December 31, 2010, based on the daily performance of the Trust. This low return volatility, relative to the Trust’s stated target, is partly due to higher than usual correlations among assets within each asset class and low or negative correlations among the three strategies employed by the Trust. The Trust continued to maintain an expected annualized portfolio return volatility of 6% to 8%. The proprietary risk model uses more than 19 years of historical return data to calculate the expected annualized portfolio return volatility.

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

Figure 5: Asset class total return during the year ended December 31, 2010

Figure 6: Strategy total return during the year ended December 31, 2010

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year and short-term interest rates futures less than or equal to one year. See below for a discussion on the performance of the Trust for the years ended December 31, 2012, 2011 and 2010

The Year Ended December 31, 2012

The Trust’s net asset value decreased from $87,893,859 at December 31, 2011 to $50,827,436 at December 31, 2012. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 1,800,000 at December 31, 2011 to 1,000,000 at December 31, 2012, due to 100,000 Shares (1 Basket) being created and 900,000 Shares (9 Baskets) being redeemed during the year.

Net gain for the year was $2,234,254 resulting from a net investment loss of $597,313 and a net realized and unrealized gain of $2,831,567. For the year ended December 31, 2012, the Trust had a net realized gain of $8,539 from short-term investments, a net realized and unrealized gain of $1,344,480 from forward currency contracts, a net realized and unrealized gain of $717,505 from equity index futures, a net realized and unrealized gain of $581,895 from fixed income futures, and a net unrealized gain of $179,148 from foreign currency translations. Other than the Sponsor’s fees of $611,914 and brokerage commissions and fees of $56,867, the Trust had no expense during the year.

The decrease of $564,632 in total expense from $1,233,413 for the year ended December 31, 2011 to $668,781 for the year ended December 31, 2012, was primarily due to a decrease in the Sponsor’s fee. The Sponsor’s fee decreased due to a decrease in the Trust’s net assets.

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

Net loss for the year was $4,241,958, resulting from a net investment loss of $1,108,231 and a net realized and unrealized loss of $3,133,727. For the year ended December 31, 2011, the Trust had a net realized gain of $13,430 from short-term investments, a net realized and unrealized loss of $2,082,535 from forward currency contracts, a net realized and unrealized loss of $189,925 from equity index futures, a net realized and unrealized loss of $667,113 from fixed income futures, and a net unrealized loss of $207,584 from foreign currency translations. Other than the Sponsor’s fees of $1,146,228 and brokerage commissions and fees of $87,185, the Trust had no expense during the year.

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

Net gain for the year was $1,189,545, resulting from a net investment loss of $564,823 and a net realized and unrealized gain of $1,754,368. For the year ended December 31, 2010, the Trust had a net realized gain of $199 from short-term investments, a net realized and unrealized gain of $524,090 from forward currency contracts, a net realized and unrealized gain of $527,954 from equity index futures, a net realized and unrealized gain of $558,549 from fixed income futures, and a net unrealized gain of $102,402 from foreign currency translations. Net realized and unrealized gain and loss for the year from futures contracts noted above do not reconcile to the Statement of Operations due to brokerage commissions and fees. Other than the Sponsor’s fees of $634,698 and brokerage commissions and fees of $41,174, the Trust had no expense during the year.

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

The Trust’s futures contracts may from time to time be subject to periods of illiquidity due to market conditions, regulatory limits or other reasons. Futures exchanges limit the fluctuations during a single day of prices of the contracts traded on such exchanges by regulations known as “daily limits.” Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in that contract cannot be taken or liquidated unless the parties are willing to affect the trade at a price equal to or within the daily limit.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of December 31, 2012.

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

In addition, the Advisor utilizes a portfolio construction process in which each potential strategy and underlying asset is ranked in terms of expected return, volatility and trading cost. This portfolio construction process is quantitative and relies on the use of computer models developed by affiliates of the Advisor for the computation of expected return, volatility and trading cost and the determination of optimal positions and consequent leverage in accordance with the risk and return targets of the Portfolio. These risk and return targets take into account certain financial measurements known as annualized portfolio return volatility and Sharpe ratio. Annualized portfolio return volatility is a quantitative measure used to assess a portfolio’s deviation above or below its average returns over a one year period. Since the inception of the Trust, the Portfolio’s construction targets an allocation of annualized portfolio return volatility of 6-8%, which is allocated equally across the investment strategies of the Trust. On September 28, 2012, the Advisor announced that the maximum portfolio return volatility will be increased to 10% per annum and that equal allocation among strategies may be discontinued in the future.

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

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements*

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Investment Income
Interest	$13	$19	$21	$19	$71

Total investment income	13	19	21	19	71

Expenses
Sponsor’s fees	181	150	146	134	612
Brokerage commissions and fees	19	16	14	8	57

Total expenses	200	166	160	143	669

Net investment loss	(187)	(147)	(139)	(124)	(597)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	(0)	(0)	0	9	9
Forward currency contracts	973	(343)	1,112	265	2,007
Futures contracts	487	(470)	677	617	1,310
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	137	25	15	2	179
Forward currency contracts	(1,305)	1,105	(475)	14	(662)
Futures contracts	(159)	(380)	197	332	(11)

Net realized and unrealized gain (loss)	132	(64)	1,526	1,238	2,832

Net gain (loss)	$(56)	$(210)	$1,387	$1,114	$2,234

Net gain (loss) per Share	$(0.04)	$(0.16)	$1.14	$1.00	$1.72
Weighted-average Shares outstanding	1,550,549	1,296,703	1,218,478	1,118,478	1,296,995

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Investment Income
Interest	$45	$41	$21	$18	$125

Total investment income	45	41	21	18	125

Expenses
Sponsor’s fees	273	297	308	268	1,146
Brokerage commissions and fees	18	17	25	26	87

Total expenses	291	315	334	294	1,233

Net investment loss	(246)	(274)	(312)	(277)	(1,108)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	—	3	9	2	13
Forward currency contracts	(1)	1,302	(1,283)	(3,253)	(3,235)
Futures contracts	(3,852)	3,418	(4,083)	1,769	(2,748)
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(47)	37	(147)	(51)	(208)
Forward currency contracts	1,364	(2,135)	(2,144)	4,067	1,152
Futures contracts	3,872	(483)	807	(2,305)	1,891

Net realized and unrealized gain (loss)	1,336	2,142	(6,841)	229	(3,134)

Net gain (loss)	$1,091	$1,868	$(7,154)	$(47)	$(4,242)

Net gain (loss) per Share	$0.48	$0.77	$(2.77)	$(0.02)	$(1.78)
Weighted-average Shares outstanding	2,287,778	2,434,066	2,578,348	2,247,826	2,388,493

*	Certain totals may not sum due to rounding.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2012.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor conclude that the Trust maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2012 and 2011 were:

	2012	2011
Audit fees	$61,425	$63,001
Audit-related fees	1,500	1,500
Tax fees	236,455	353,902
All other fees	—	—

	$299,380	$418,403

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2012 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Diversified Alternatives Trust (the “Trust”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2013

iShares® Diversified Alternatives Trust

Statements of Financial Condition

At December 31, 2012 and 2011

	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$2,046,676	$3,686,978
Cash and cash equivalents held at brokers (restricted)	1,232,071	1,401,234
Foreign currencies held at brokers (restricted)(a)	3,160,715	7,504,546
Short-term investments	44,227,184	74,597,056
Interest receivable	669	2,333
Unrealized appreciation on forward currency contracts (Note 9)	1,848,177	3,723,647
Net unrealized depreciation on futures contracts (Note 9)	(163,050)	(152,172)

Total Assets	$52,352,442	$90,763,622

Liabilities and Shareholders’ Capital
Current Liabilities
Sponsor’s fees payable	$42,899	$74,427
Due to brokers	—	100,000
Unrealized depreciation on forward currency contracts (Note 9)	1,482,107	2,695,336

Total Liabilities	1,525,006	2,869,763

Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) - 1,000,000 issued and outstanding at December 31, 2012 and 1,800,000 issued and outstanding at December 31, 2011	50,809,436	87,879,459
Additional paid-in capital	18,000	14,400

Total Shareholders’ Capital	50,827,436	87,893,859

Total Liabilities and Shareholders’ Capital	$52,352,442	$90,763,622

(a)	Cost of foreign currencies at December 31, 2012 and 2011: $3,092,994 and $7,615,973, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Investment Income
Interest	$71,468	$125,182	$111,049

Total investment income	71,468	125,182	111,049

Expenses
Sponsor’s fees	611,914	1,146,228	634,698
Brokerage commissions and fees	56,867	87,185	41,174

Total expenses	668,781	1,233,413	675,872

Net investment loss	(597,313)	(1,108,231)	(564,823)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	8,539	13,430	199
Forward currency contracts	2,006,721	(3,234,749)	699,926
Futures contracts	1,310,278	(2,748,162)	3,045,389
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	179,148	(207,584)	102,402
Forward currency contracts	(662,241)	1,152,214	(175,836)
Futures contracts	(10,878)	1,891,124	(1,917,712)

Net realized and unrealized gain (loss)	2,831,567	(3,133,727)	1,754,368

Net gain (loss)	$2,234,254	$(4,241,958)	$1,189,545

Net gain (loss) per Share	$1.72	$(1.78)	$0.88
Weighted-average Shares outstanding	1,296,995	2,388,493	1,346,575

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Shareholders’ Capital, Beginning of Period	$87,893,859	$110,938,681	$14,855,197
Contributions	4,964,085	40,581,012	94,893,939
Redemptions	(44,264,762)	(59,383,876)	—
Net investment loss	(597,313)	(1,108,231)	(564,823)
Net realized gain (loss) on:
Short-term investments	8,539	13,430	199
Forward currency contracts	2,006,721	(3,234,749)	699,926
Futures contracts	1,310,278	(2,748,162)	3,045,389
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	179,148	(207,584)	102,402
Forward currency contracts	(662,241)	1,152,214	(175,836)
Futures contracts	(10,878)	1,891,124	(1,917,712)

Shareholders’ Capital, End of Period	$50,827,436	$87,893,859	$110,938,681

Net Asset Value per Share, End of Period	$50.83	$48.83	$50.43

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$2,234,254	$(4,241,958)	$1,189,545
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(160,258,040)	(350,098,480)	(188,417,529)
Sales/maturities of short-term investments	190,694,230	375,878,478	101,756,444
Accretion of discount	(57,779)	(101,684)	(102,982)
Net realized gain on short-term investments	(8,539)	(13,430)	(199)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	169,163	1,294,227	(1,978,071)
Foreign currencies held at brokers, at cost (restricted)	4,522,979	(785,723)	(6,266,078)
Interest receivable	1,664	(499)	(829)
Net unrealized appreciation (depreciation) on futures contracts	45,123	(1,907,734)	1,906,344
Sponsor’s fees payable	(31,528)	(15,308)	78,083
Due to brokers	(100,000)	100,000	—

Net cash provided by (used in) operating activities	37,211,527	20,107,889	(91,835,272)

Cash Flows from Financing Activities
Contributions	4,964,085	40,581,012	94,893,939
Redemptions	(44,264,762)	(59,383,876)	—

Net cash provided by (used in) financing activities	(39,300,677)	(18,802,864)	94,893,939

Effect of exchange rate changes on cash	448,848	(928,020)	84,707

Net increase (decrease) in cash and cash equivalents	(1,640,302)	377,005	3,143,374

Cash and Cash Equivalents
Beginning of period	3,686,978	3,309,973	166,599

End of period	$2,046,676	$3,686,978	$3,309,973

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments

At December 31, 2012

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$400,000	0.15% due 4/04/13	$399,849
400,000	0.14% due 4/18/13	399,832
350,000	0.14% due 5/02/13	349,830
400,000	0.13% due 5/23/13	399,795
20,000,000	0.11% due 6/13/13	19,990,492
22,700,000	0.12% due 6/20/13	22,687,386

	Total United States Treasury bills - 87.01%(a)	$44,227,184

(a)	Percentage is based on shareholders’ capital.

•	As of December 31, 2012, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
1/4/2013	AUD	2,340,763	USD	2,448,739	$18,741
1/4/2013	CAD	5,302,321	USD	5,384,186	59,177
1/4/2013	JPY	1,046,269,846	USD	13,055,647	955,145
1/4/2013	NOK	25,091,839	USD	4,511,541	3,041
1/4/2013	SEK	62,084,001	USD	9,555,501	12,342
1/4/2013	USD	3,650,101	AUD	3,543,110	28,080
1/4/2013	USD	9,408,994	CHF	8,749,593	149,747
1/4/2013	USD	8,922,926	EUR	6,849,199	107,137
1/4/2013	USD	11,207,917	GBP	6,952,535	93,404
1/4/2013	USD	5,256,858	NOK	30,214,298	172,045
1/4/2013	USD	14,264,235	SEK	94,048,746	192,343
4/5/2013	CAD	5,476,891	USD	5,492,049	2,544
4/5/2013	CHF	7,691,375	USD	8,436,300	19,041
4/5/2013	EUR	4,865,515	USD	6,438,779	18,801
4/5/2013	JPY	654,030,302	USD	7,579,269	9,766
4/5/2013	USD	1,080,062	AUD	1,047,638	291
4/5/2013	USD	6,847,129	GBP	4,217,615	6,532

					1,848,177

1/4/2013	AUD	1,202,347	USD	1,245,815	(2,368)
1/4/2013	CAD	3,205,000	USD	3,206,873	(11,841)
1/4/2013	CHF	16,440,968	USD	17,536,873	(424,527)
1/4/2013	EUR	11,714,714	USD	15,100,479	(344,335)
1/4/2013	GBP	6,952,535	USD	11,224,708	(76,614)
1/4/2013	NOK	5,122,459	USD	908,700	(11,703)
1/4/2013	SEK	31,964,745	USD	4,782,971	(130,447)
1/4/2013	USD	8,567,100	CAD	8,507,321	(23,378)
1/4/2013	USD	8,424,288	CHF	7,691,375	(21,628)
1/4/2013	USD	6,433,719	EUR	4,865,515	(18,968)
1/4/2013	USD	12,500,374	JPY	1,046,269,846	(399,872)
4/5/2013	USD	4,496,907	NOK	25,091,839	(3,353)
4/5/2013	USD	9,536,713	SEK	62,084,001	(13,073)

					(1,482,107)

Net Unrealized Appreciation					$366,070

•	As of December 31, 2012, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
AEX Index	(23)	1/18/2013	$(2,080,778)	$14,252
CAC 40 10-Year Euro	84	1/18/2013	4,033,356	(31,563)
OMX 30 Index	(75)	1/18/2013	(1,277,102)	2,237
Hang Seng Index	(19)	1/30/2013	(2,779,089)	(12,257)
MSCI Taiwan Index	(62)	1/30/2013	(1,705,000)	(30,380)
TOPIX Index	(12)	3/8/2013	(1,195,628)	(103,950)
DAX Index	28	3/15/2013	7,030,963	(58,603)
FTSE 100 Index	10	3/15/2013	950,593	(13,085)
S&P 500 E-mini Index	(29)	3/15/2013	(2,059,145)	30,958
S&P/TSX 60 Index	(29)	3/15/2013	(4,143,939)	(59,532)
SPI 200 Index	28	3/21/2013	3,354,630	27,616

				(234,307)

Interest Rate Contracts
Euro Bund	50	3/7/2013	9,600,591	36,256
10-Year Mini JGB	1	3/8/2013	166,102	(786)
Japan 10-Year Bond	(3)	3/11/2013	(4,984,098)	34,696
Australian 10-Year Bond	(62)	3/15/2013	(7,937,813)	(12,376)
US 10-Year Note	53	3/19/2013	7,037,406	(15,031)
Canada 10-Year Bond	(74)	3/20/2013	(10,073,275)	7,432
Long Gilt	36	3/26/2013	6,958,964	21,066

				71,257

Net Unrealized Depreciation				$(163,050)

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements

December 31, 2012

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

As of December 31, 2012 and 2011, the Trust had cash and cash equivalents held at brokers of $1,232,071 and $1,401,234, respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

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

As of December 31, 2012 and 2011, the Trust had foreign currencies held at brokers of $3,160,715 and $7,504,546, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the years ended December 31, 2012, 2011, and 2010. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in the net asset value of a Share during the period.

	Years Ended December 31,
	2012	2011	2010
Net asset value per Share, beginning of period	$48.83	$50.43	$49.52

Net investment loss	(0.46)	(0.46)	(0.42)
Net realized and unrealized gain (loss)	2.46	(1.14)	1.33

Net increase (decrease) in net assets from operations	2.00	(1.60)	0.91

Net asset value per Share, end of period	$50.83	$48.83	$50.43

Ratio to average net assets:
Net investment loss	(0.93)%	(0.92)%	(0.84)%
Expenses	1.04%	1.02%	1.01%

Total return	4.10%	(3.17)%	1.84%

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the years ended December 31, 2012 and 2011, the average month-end notional amounts of open forward currency contracts were $156,368,559 and $244,031,041, respectively. For the years ended December 31, 2012 and 2011, the average month-end notional amounts of open futures contracts were $116,054,741 and $602,423,480, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of December 31, 2012 and 2011:

December 31, 2012	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$1,848,177	Unrealized depreciation on forward currency contracts	$1,482,107
Equity contracts	Unrealized appreciation on futures contracts	75,063	Unrealized depreciation on futures contracts	309,370
Interest rate contracts	Unrealized appreciation on futures contracts	99,450	Unrealized depreciation on futures contracts	28,193

December 31, 2011
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$3,723,647	Unrealized depreciation on forward currency contracts	$2,695,336
Equity contracts	Unrealized appreciation on futures contracts	427,647	Unrealized depreciation on futures contracts	937,238
Interest rate contracts	Unrealized appreciation on futures contracts	777,713	Unrealized depreciation on futures contracts	420,294

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2012, 2011 and 2010:

	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation
December 31, 2012
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$2,006,721	$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—	(662,241)
Equity contracts	Net realized gain (loss) on futures contracts	442,221	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	275,284
Interest rate contracts	Net realized gain (loss) on futures contracts	868,057	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(286,162)

December 31, 2011
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$(3,234,749)	$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—	1,152,214
Equity contracts	Net realized gain (loss) on futures contracts	(8,631)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(181,294)
Interest rate contracts	Net realized gain (loss) on futures contracts	(2,739,531)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	2,072,418

December 31, 2010
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$699,926	$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—	(175,836)
Equity contracts	Net realized gain (loss) on futures contracts	873,834 (a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(345,880	)(a)
Interest rate contracts	Net realized gain (loss) on futures contracts	2,130,286 (a)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(1,571,737	)(a)

(a)	Amounts do not reconcile to the Statements of Operations due to brokerage commissions and fees.

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

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3	–	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Total
December 31, 2012
U.S. Treasury bills	$—	$44,227,184	$—	$44,227,184
Forward currency contracts(a)	—	366,070	—	366,070
Futures contracts(a)
Equity contracts	(234,307)	—	—	(234,307)
Interest rate contracts	71,257	—	—	71,257

Total futures contracts	(163,050)	—	—	(163,050)

December 31, 2011
U.S. Treasury bills	$—	$74,597,056	$—	$74,597,056
Forward currency contracts(a)	—	1,028,311	—	1,028,311
Futures contracts(a)
Equity contracts	(509,591)	—	—	(509,591)
Interest rate contracts	357,419	—	—	357,419

Total futures contracts	(152,172)	—	—	(152,172)

(a)	Futures contracts and forward currency contracts are valued at unrealized appreciation (depreciation).

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

Date: February 28, 2013

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2013

/s/ Philip J. Jensen
Philip J. Jensen
Director

Date: February 28, 2013

/s/ Peter F. Landini
Peter F. Landini
Director

Date: February 28, 2013

/s/ Kimun Lee
Kimun Lee
Director

Date: February 28, 2013

/s/ Manish Mehta
Manish Mehta
Director

Date: February 28, 2013

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.