Form 10-Q
period 2013-03-31
ISHARES DIVERSIFIED ALTERNATIVES TRUST
filed 2013-05-09
CIK 1443075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Diversified Alternatives Trust

Statements of Financial Condition (Unaudited)

At March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$1,201,722	$2,046,676
Cash and cash equivalents held at brokers (restricted)	443,775	1,232,071
Foreign currencies held at brokers (restricted)(a)	4,269,797	3,160,715
Short-term investments	45,589,135	44,227,184
Receivable for capital Shares sold	5,154,809	—
Interest receivable	374	669
Unrealized appreciation on forward currency contracts (Note 9)	2,201,776	1,848,177
Net unrealized depreciation on futures contracts (Note 9)	(421,082)	(163,050)

Total Assets	$58,440,306	$52,352,442

Liabilities and Shareholders’ Capital
Current Liabilities
Sponsor’s fees payable	$41,975	$42,899
Due to brokers	350,073	—
Unrealized depreciation on forward currency contracts (Note 9)	1,354,281	1,482,107

Total Liabilities	1,746,329	1,525,006

Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 1,100,000 issued and outstanding at March 31, 2013 and 1,000,000 issued and outstanding at December 31, 2012	56,675,577	50,809,436
Additional paid-in capital	18,400	18,000

Total Shareholders’ Capital	56,693,977	50,827,436

Total Liabilities and Shareholders’ Capital	$58,440,306	$52,352,442

(a)	Cost of foreign currencies at March 31, 2013 and December 31, 2012: $4,257,298 and $3,092,994, respectively.

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
Investment Income
Interest	$14,063	$12,542

Total investment income	14,063	12,542

Expenses
Sponsor’s fees	120,365	181,210
Brokerage commissions and fees	12,629	18,817

Total expenses	132,994	200,027

Net investment loss	(118,931)	(187,485)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on:
Short-term investments	—	(255)
Forward currency contracts	301,848	973,116
Futures contracts	360,644	486,627
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(55,222)	136,885
Forward currency contracts	481,425	(1,305,377)
Futures contracts	(258,032)	(159,471)

Net realized and unrealized gain	830,663	131,525

Net gain (loss)	$711,732	$(55,960)

Net gain (loss) per Share	$0.71	$(0.04)
Weighted-average Shares outstanding	1,004,444	1,550,549

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the three months ended March 31, 2013

and the year ended December 31, 2012

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Shareholders’ Capital, Beginning of Period	$50,827,436	$87,893,859
Contributions	5,154,809	4,964,085
Redemptions	—	(44,264,762)
Net investment loss	(118,931)	(597,313)
Net realized gain on:
Short-term investments	—	8,539
Forward currency contracts	301,848	2,006,721
Futures contracts	360,644	1,310,278
Net change in unrealized appreciation/depreciation on:
Foreign currency translations	(55,222)	179,148
Forward currency contracts	481,425	(662,241)
Futures contracts	(258,032)	(10,878)

Shareholders’ Capital, End of Period	$56,693,977	$50,827,436

Net Asset Value per Share, End of Period	$51.54	$50.83

See notes to financial statements.

iShares® Diversified Alternatives Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net gain (loss)	$711,732	$(55,960)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,349,266)	(58,767,968)
Sales/maturities of short-term investments	—	79,498,856
Accretion of discount	(12,685)	(7,768)
Net realized loss on short-term investments	—	255
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	788,296	(1,441,572)
Foreign currencies held at brokers, at cost (restricted)	(1,164,304)	2,475,048
Interest receivable	295	801
Net unrealized depreciation on futures contracts	252,411	182,510
Sponsor’s fees payable	(924)	(19,174)
Due to brokers	350,073	(100,000)

Net cash provided by (used in) operating activities	(424,372)	21,765,028

Cash Flows from Financing Activities
Contributions	—	2,000
Redemptions	—	(24,427,370)

Net cash provided by (used in) financing activities	—	(24,425,370)

Effect of exchange rate changes on cash	(420,582)	1,145,453

Net decrease in cash and cash equivalents	(844,954)	(1,514,889)

Cash and Cash Equivalents
Beginning of period	2,046,676	3,686,978

End of period	$1,201,722	$2,172,089

See notes to financial statements.

iShares® Diversified Alternatives Trust

Schedule of Investments (Unaudited)

At March 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$400,000	0.15% due 4/04/13	$399,995
400,000	0.14% due 4/18/13	399,973
350,000	0.14% due 5/02/13	349,956
400,000	0.13% due 5/23/13	399,925
20,550,000	0.11% due 6/13/13	20,545,621
22,700,000	0.12% due 6/20/13	22,694,064
500,000	0.13% due 8/22/13	499,747
300,000	0.10% due 9/19/13	299,854

	Total United States Treasury Bills - 80.41%(a)	$45,589,135

(a)	Percentage is based on shareholders’ capital.

• As of March 31, 2013, open forward currency contracts held by the Trust were as follows:

Settlement Date	Currency to be Delivered	Amount to be Delivered	Currency to be Received	Amount to be Received	Unrealized Appreciation (Depreciation)
4/5/2013	AUD	1,890,000	USD	1,975,831	$5,706
4/5/2013	CAD	8,175,891	USD	8,222,506	175,661
4/5/2013	CHF	12,099,375	USD	13,193,089	415,568
4/5/2013	EUR	8,407,515	USD	11,056,123	259,894
4/5/2013	GBP	3,043,000	USD	4,820,331	199,736
4/5/2013	JPY	1,420,400,302	USD	16,124,394	1,016,671
4/5/2013	NOK	5,976,000	USD	1,046,699	22,176
4/5/2013	USD	3,344,348	AUD	3,263,638	57,648
4/5/2013	USD	13,775,497	SEK	89,889,001	48,716

					2,201,776

4/5/2013	AUD	4,765,336	USD	4,944,609	(22,749)
4/5/2013	CAD	3,174,889	USD	3,096,259	(28,519)
4/5/2013	CHF	1,010,937	USD	1,067,594	(4)
4/5/2013	EUR	323,451	USD	415,343	(5)
4/5/2013	GBP	2,941,538	USD	4,432,735	(33,797)
4/5/2013	JPY	142,040,030	USD	1,510,772	(1)
4/5/2013	USD	2,177,485	CHF	1,990,000	(75,949)
4/5/2013	USD	6,927,812	EUR	5,173,000	(285,077)
4/5/2013	USD	9,211,894	GBP	5,692,615	(568,033)
4/5/2013	USD	7,683,798	NOK	42,955,622	(319,506)
4/5/2013	USD	3,445,975	SEK	22,272,500	(20,641)

					(1,354,281)

Net Unrealized Appreciation					$847,495

• As of March 31, 2013, open futures contracts held by the Trust were as follows:

Contract Type	Number of Contracts	Expiration Date	Notional Amount	Unrealized Appreciation (Depreciation)
Equity Contracts
AEX Index	20	4/19/2013	$1,784,384	$(19,480)
CAC 40 10-Year Euro	89	4/19/2013	4,265,110	(106,811)
OMX 30 Index	(251)	4/19/2013	(4,593,817)	(18,357)
Hang Seng Index	(38)	4/29/2013	(5,462,104)	(11,974)
MSCI Taiwan Index	(270)	4/29/2013	(7,595,100)	2,460
TOPIX Index	(6)	6/14/2013	(664,008)	(23,399)
SPI 200 Index	50	6/20/2013	6,472,930	(124,689)
S&P/TSX 60 Index	(31)	6/20/2013	(4,448,231)	40,094
DAX Index	36	6/21/2013	9,014,955	(197,799)
FTSE 100 Index	60	6/21/2013	5,786,208	(45,318)
S&P 500 E-mini Index	(57)	6/21/2013	(4,453,695)	(41,983)

				(547,256)

Interest Rate Contracts
Euro Bund	31	6/6/2013	5,791,532	81,155
10-Year Mini JGB	2	6/10/2013	310,211	968
Japan 10-Year Bond	(10)	6/11/2013	(15,513,721)	(90,938)
Australian 10-Year Bond	(101)	6/17/2013	(12,804,296)	(148,111)
Canada 10-Year Bond	(125)	6/19/2013	(16,612,530)	(223,771)
US 10-Year Note	145	6/19/2013	19,137,734	77,985
Long Gilt	108	6/26/2013	19,479,050	428,886

				126,174

Net Unrealized Depreciation				$(421,082)

See notes to financial statements.

iShares® Diversified Alternatives Trust

Notes to Financial Statements (Unaudited)

March 31, 2013

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013.

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

As of March 31, 2013 and December 31, 2012, the Trust had cash and cash equivalents held at brokers of $443,775 and $1,232,071, respectively, which were restricted and held as collateral against margin obligations for open forward and/or futures contracts.

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

As of March 31, 2013 and December 31, 2012, the Trust had foreign currencies held at brokers of $4,269,797 and $3,160,715, respectively, which were restricted and held as collateral against margin obligations for open futures contracts.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2013 through March 31, 2013. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Net asset value per Share, beginning of period	$50.83
Net investment loss	(0.12)
Net realized and unrealized gain	0.83

Net increase in net assets from operations	0.71

Net asset value per Share, end of period	$51.54

Ratio to average net assets:
Net investment loss(a)	(0.94)%
Expenses(a)	1.05%

Total return(b)	1.40%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in Forward and Futures Contracts

Substantially all of the Trust’s assets are invested in forward and/or futures contracts. The return on assets in the portfolio, if any, is not intended to track the performance of any index or other benchmark. There is no assurance the Trust will achieve its investment objectives.

For the three months ended March 31, 2013 and the year ended December 31, 2012, the average month-end notional amounts of open forward currency contracts were $128,677,972 and $156,368,559, respectively. For the three months ended March 31, 2013 and the year ended December 31, 2012, the average month-end notional amounts of open futures contracts were $108,899,130 and $116,054,741, respectively.

The following table shows the fair values of the open forward currency and futures contracts, by risk exposure category, on the Statements of Financial Condition as of March 31, 2013 and December 31, 2012:

March 31, 2013	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$2,201,776	Unrealized depreciation on forward currency contracts	$1,354,281
Equity contracts	Unrealized appreciation on futures contracts	42,554	Unrealized depreciation on futures contracts	589,810
Interest rate contracts	Unrealized appreciation on futures contracts	588,994	Unrealized depreciation on futures contracts	462,820

December 31, 2012
Foreign exchange contracts	Unrealized appreciation on forward currency contracts	$1,848,177	Unrealized depreciation on forward currency contracts	$1,482,107
Equity contracts	Unrealized appreciation on futures contracts	75,063	Unrealized depreciation on futures contracts	309,370
Interest rate contracts	Unrealized appreciation on futures contracts	99,450	Unrealized depreciation on futures contracts	28,193

The following table shows the effect of the forward currency and futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2013 and 2012:

	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation
Three Months Ended March 31, 2013
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$301,848	$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—	481,425
Equity contracts	Net realized gain (loss) on futures contracts	272,095	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(312,949)
Interest rate contracts	Net realized gain (loss) on futures contracts	88,549	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	54,917

Three Months End March 31, 2012
Foreign exchange contracts	Net realized gain (loss) on forward currency contracts	$973,116	$—
	Net change in unrealized appreciation/depreciation on forward currency contracts	—	(1,305,377)
Equity contracts	Net realized gain (loss) on futures contracts	(343,866)	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	365,359
Interest rate contracts	Net realized gain (loss) on futures contracts	830,493	—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(524,830)

Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2011-11 Disclosures about Offsetting Assets and Liabilities requires an entity that has financial instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. For financial reporting purposes, the Trust does not offset financial assets and financial liabilities that are subject to master netting arrangements or similar agreements in the Statement of Financial Condition.

For forward currency contracts, in order to better define its contractual rights and to secure rights that will help the Trust to mitigate its counterparty risk, the Trust has entered into an International Swaps and Derivatives Association, Inc. master agreement (“ISDA Master Agreement”) with its counterparty, The Royal Bank of Scotland plc. The provisions of the ISDA Master Agreement permit a single net payment in the event of default (close-out netting) including bankruptcy or insolvency of the counterparty. Bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against the right of offset in bankruptcy or insolvency. The collateral requirements under an ISDA Master Agreement are typically calculated by netting the mark to market amount for each transaction under such agreement, and comparing that amount to the value of any collateral currently pledged by the parties. Generally, the amount of collateral due to or from the counterparty has to exceed a minimum transfer amount threshold before a transfer has to be made. To the extent amounts due to the Trust from the counterparty are not fully collateralized, contractually or otherwise, the Trust bears the risk of loss from counterparty non-performance. The Trust attempts to mitigate counterparty risk by only entering into agreements with counterparties it believes have the financial resources to honor its obligations by monitoring the financial stability of the counterparty.

The following tables present the exposure of the open forward currency contracts that are subject to potential offset on the Statements of Financial Condition as of March 31, 2013 and December 31, 2012:

March 31, 2013
Offsetting of Financial Assets:
				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in Statement of Financial Condition	Net Amounts of Assets Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount (not less than 0)
Forward currency contracts	$2,201,776	$—	$2,201,776	$(1,354,281)	$(350,000)	$497,495

Total	$2,201,776	$—	$2,201,776	$(1,354,281)	$(350,000)	$497,495

Offsetting of Financial Liabilities:
				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Statement of Financial Condition	Net Amounts of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount (not less than 0)
Forward currency contracts	$1,354,281	$—	$1,354,281	$(1,354,281)	$—	$—

Total	$1,354,281	$—	$1,354,281	$(1,354,281)	$—	$—

December 31, 2012
Offsetting of Financial Assets:
				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in Statement of Financial Condition	Net Amounts of Assets Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount (not less than 0)
Forward currency contracts	$1,848,177	$—	$1,848,177	$(1,482,107)	$—	$366,070

Total	$1,848,177	$—	$1,848,177	$(1,482,107)	$—	$366,070

Offsetting of Financial Liabilities:
				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Statement of Financial Condition	Net Amounts of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount (not less than 0)
Forward currency contracts	$1,482,107	$—	$1,482,107	$(1,482,107)	$—	$—

Total	$1,482,107	$—	$1,482,107	$(1,482,107)	$—	$—

10 - Investment Valuation

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

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

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3	–	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

March 31, 2013	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$—	$45,589,135	$—	$45,589,135
Forward currency contracts(a)	—	847,495	—	847,495
Futures contracts(a)
Equity contracts	(547,256)	—	—	(547,256)
Interest rate contracts	126,174	—	—	126,174

Total futures contracts	(421,082)	—	—	(421,082)

December 31, 2012
U.S. Treasury bills	$—	$44,227,184	$—	$44,227,184
Forward currency contracts(a)	—	366,070	—	366,070
Futures contracts(a)
Equity contracts	(234,307)	—	—	(234,307)
Interest rate contracts	71,257	—	—	71,257

Total futures contracts	(163,050)	—	—	(163,050)

(a)	Futures contracts and forward currency contracts are valued at unrealized appreciation (depreciation).

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2013, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as set forth below.

On April 25, 2013, the Sponsor gave notice to the Trustee that, acting pursuant to Section 6.2(a)(v) of the trust agreement, it had determined that the dissolution of the Trust is advisable. In compliance with the trust agreement, the Trust has announced that it expects to continue pursuing its current investment strategies until May 28, 2013. Beginning May 29, 2013, the Trust will be closed to creation and redemption activity, trading of the shares of the Trust on NYSE Arca will terminate, and the Trust will seek to liquidate its holdings into cash over a certain period. The Trust has also announced that it expects the liquidation to be completed, and a final distribution of the cash proceeds to be made to its shareholders on or about June 4, 2013.

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

Overall Performance

For the quarter ended March 31, 2013 (the “reporting period”), the Trust’s total return, net of expenses, was 1.40%. This performance was the result of a positive return on the Trust’s currency and long-term fixed income investments, partially offset by the losses in equity investments.

Market Environment/Background

During the reporting period, the Trust’s investments resulted in exposure to the following geographical areas: Europe, North America, Australia, and Asia.

The following table presents certain macro-economic indicators for each of the areas referred to above at the dates and for the periods indicated:

	10-Year Yield			Nominal GDP Year Over Year Change				Unemployment Rate				Exchange Rate(3)
	December 31, 2012		March 31, 2013	Quarter Ended December 31, 2011		Quarter Ended December 31, 2012		Month Ended December 31, 2012		Month Ended March 31, 2013		December 31, 2012		March 31, 2013
Germany	1.32%		1.29%	2.2%	(1)	1.6%	(1)	6.9%	(2)	6.9%	(2)		€0.7578		€0.7802
Sweden	1.54%		1.81%	1.2%	(1)(4)	1.6%	(1)	7.6%	(1)(4)	8.8%	(1)	Kr	6.5042	Kr	6.5281
U.S.A.	1.76%		1.85%	4.0%	(2)	3.5%	(2)	7.8%	(2)	7.6%	(2)		N/A		N/A
Australia	3.28%	(4)	3.42%	5.4%	(2)	2.0%	(2)	5.4%	(2)	5.6%	(2)	AUD	0.9631	AUD	0.9598
Japan	0.79%		0.55%	(1.8	)%(1)	(0.2	)%(1)	4.3%	(2)(4)	4.1%	(2)		¥86.62		¥94.22

(1)	Not seasonally adjusted
(2)	Seasonally adjusted
(3)	Currency units per $1
(4)	Latest revision

Source: Bloomberg

Portfolio Update

The Trust continued to remain out of the short-term bond strategy for the reporting period.

Trust’s Strategies’ Performance

The Trust’s investments in currency markets generated a net return of 1.38% during the reporting period (see figure 1). The Trust’s performance was driven by short positions in Japanese yen and Swiss franc. Long positions in Norwegian krone and British pound sterling contributed negatively to the performance of this asset class.

The Trust’s investments in futures on long-term bonds (bonds with maturities of more than one year) generated a net return of 0.18% for the reporting period (see figure 1). The Trust’s performance in this asset class was primarily driven by long positions in the United Kingdom and U.S. bond markets. Short positions in Canadian and Japanese bond markets contributed negatively to the performance and offset some of the gains.

The Trust’s investments in futures on the equity markets generated a net return of (0.16)% for the reporting period (see figure 1). The Trust’s performance in the equity markets was driven by long positions in the Australian, German, and United Kingdom equity markets. Short equity positions in Canada, Sweden, and Taiwan contributed negatively to the performance of this asset class.

The Trust exploited three strategies (relative value, momentum, and yield curve arbitrage or carry) across three different asset classes during the reporting period. Of these three strategies, the momentum and yield curve arbitrage strategies delivered a positive performance of 1.47% and 4.50%, respectively. On the other hand, the relative value strategy returned (4.57)%. See figure 2 for the performance of each strategy during the reporting period.

The Trust’s annualized portfolio return volatility was 5.90% for this reporting period, based on the daily performance of the Trust. The Trust targets 6% to 10% annualized portfolio return volatility. The proprietary risk model uses over 20 years of historical return data to calculate the expected annualized portfolio return volatility.

The annualized realized Sharpe ratio of the portfolio during the reporting period was 0.24 and the realized Sharpe ratio from inception through the end of the reporting period was 0.38. This below-target ratio is primarily the result of poor performance of the Trust and high volatility in the third quarter of 2011.

Figure 1: Asset class total return during the quarter ended March 31, 2013

Figure 2: Strategy total return during the quarter ended March 31, 2013

Results of Operations

The Trust invested in three broad asset classes: currency, equity, and fixed income through investments in forward and futures contracts and Short-Term Securities posted as margin to collateralize the Trust’s portfolio of futures and/or forward contracts. The fixed income asset class includes bond futures with duration greater than one year. See below for a discussion on the performance of the Trust for the quarter ended March 31, 2013.

The Quarter Ended March 31, 2013

The Trust’s net asset value increased from $50,827,436 at December 31, 2012 to $56,693,977 at March 31, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 1,000,000 at December 31, 2012 to 1,100,000 at March 31, 2013, due to 100,000 Shares (1 Basket) being created and zero Shares being redeemed during the quarter.

Net gain for the quarter was $711,732, resulting from a net investment loss of $118,931 and a net realized and unrealized gain of $830,663. For the quarter ended March 31, 2013, the Trust had a net realized and unrealized gain of $783,273 from forward currency contracts, a net realized and unrealized loss of $40,854 from equity index futures, a net realized and unrealized gain of $143,466 from fixed income futures, and a net unrealized loss of $55,222 from foreign currency translations. Other than the Sponsor’s fees of $120,365 and brokerage commissions and fees of $12,629, the Trust had no expenses during the quarter.

The decrease of $67,033 in total expenses from $200,027 for the quarter ended March 31, 2012 to $132,994 for the quarter ended March 31, 2013, was primarily due to a decrease in the Sponsor’s fee. The Sponsor’s fee decreased due to a decrease in the Trust’s net assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

Please refer to the Schedule of Investments in the financial statements for quantitative disclosure for open forward currency contracts and open futures contracts held by the Trust as of March 31, 2013.

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

Part I, Item 1A. “Risk Factors” of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013 discussed these risks in detail. Specifically, please refer to “Risks Relating to U.S. Government and Sovereign Debt Markets” and “Risks Relating to Interest Rate Derivatives Markets” for further discussion of interest rate risk, “Risks Relating to Currency Markets” for further discussion of foreign currency exchange rate risk, “Risks Relating to Commodities Markets” for further discussion of commodity price risk and “Risks Relating to Security Index Futures Markets” for further discussion of equity price risk.

In addition, the Advisor utilizes a portfolio construction process in which each potential strategy and underlying asset is ranked in terms of expected return, volatility and trading cost. This portfolio construction process is quantitative and relies on the use of computer models developed by affiliates of the Advisor for the computation of expected return, volatility and trading cost and the determination of optimal positions and consequent leverage in accordance with the risk and return targets of the Portfolio. These risk and return targets take into account certain financial measurements known as annualized portfolio return volatility and Sharpe ratio. Annualized portfolio return volatility is a quantitative measure used to assess a portfolio’s deviation above or below its average returns over a one year period. Historically, in building the Portfolio the Advisor targeted an allocation of annualized portfolio return volatility of 6-8%, which was allocated equally across the yield and futures curve arbitrage strategies, the technical strategies, and the fundamental relative value strategies described above. Recently, the Advisor increased the maximum targeted portfolio return volatility to 10% per annum, which, depending on market conditions, may or may not be allocated equally among strategies. By raising the volatility ceiling and by maintaining flexibility of allocation among strategies, the Advisor seeks to be able to take advantage of market fluctuations in a more efficient manner, to be able to take full advantage of the target risk and, ultimately, an improved performance for the Trust. There is no assurance that the objectives of the Advisor will be reached.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February  28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) No redemption of Shares occurred during the quarter ended March 31, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.2	Creation and Redemption Procedures incorporated by reference to Exhibit 4.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.3	Standard Terms of Authorized Participant Agreement incorporated by reference to Exhibit 4.3 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

4.4	First Amendment to First Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 filed with Current Report on April 26, 2013

10.1	Investment Advisory Agreement incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.2	Futures Commission Merchant Agreement incorporated by reference to Exhibit 10.2 filed with Amendment No. 5 to Registration Statement No. 333-153099 on October 13, 2009

10.3*	Foreign Exchange Prime Brokerage Agency Agreement incorporated by reference to Exhibit 10.3 filed with Post Effective Amendment No. 2 to Registration Statement 333-153099 on October 12, 2010

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® Diversified Alternatives Trust

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: May 9, 2013

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2013

* The registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.